Form 10QSB
period 2005-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2005-08-09
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-QSB

                                ---------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-1321002

                        BRAMPTON CREST INTERNATIONAL INC.

                 (Name of small business issuer in its charter)

               Florida                                  30-0286164
          (State or other                             (I.R.S. Employer
    jurisdiction of incorporation)                   identification No.)

               1224 Washington Avenue, Miami Beach, Florida 33139
              (Address and Zip Code of Principal Executive Offices)
                  Registrant's Telephone Number: (305) 531-1174

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.001 par value per share
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 9, 2005, there were 51,518,649 shares of the registrant's common stock outstanding.

                        BRAMPTON CREST INTERNATIONAL INC.

Part I. Financial Information                                             Page

Item   1.Condensed   Financial   Statements  and  Notes  to  Financial
Statements                                                                F-1

      (a)   Condensed  Balance Sheets as of June 30, 2005  (unaudited)
            and December 31, 2004 (restated)                              F-2

      (b)   Statements of  Operations  for the Three Months Ended June
            30, 2005 and 2004 (unaudited)                                 F-3

      (c)   Statements of Operations for the Six Months Ended June 30,
            2005 and 2004 (unaudited)                                     F-4

      (d)   Statements  of Cash Flow for the Six Months Ended June 30,
            2005 and 2004 (unaudited)                                     F-5

      (e)   Notes to Financial Statements (unaudited)                     F-6

Item 2.  Management's  Discussion and Analysis of Financial  Condition
and Results of Operations                                                  1

Item 3. Controls and Procedures                                            7

Part II. Other Information                                                 8

Item 1. Legal Proceedings                                                  8

Item 2. Changes in Securities and Small Business  Issuer  Purchases of
Equity Securities                                                          8

Item 3. Defaults Upon Senior Securities                                    8

Item 4. Submission of Matters to a Vote of Security Holders                8

Item 5. Other Information                                                  8

Item 6. Exhibits                                                           8

Signatures                                                                 9

PART I FINANCIAL INFORMATION

General

      The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-SB for the year ended December 31, 2004 (audited) and the quarter ended March 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

                        BRAMPTON CREST INTERNATIONAL INC.

                              FINANCIAL STATEMENTS

                                  June 30, 2005


                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                 BALANCE SHEETS

                                                      June 30,      December 31,
                                                       2005             2004
                                                    -----------     -----------
                                                    (Unaudited)      (Restated)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $ 1,065,613     $   903,310
  Acounts receivable                                        504              --
  Inventory                                              13,196          10,000
  Prepaid consulting                                      7,500          15,000
                                                    -----------     -----------

    Total current assets                              1,086,813         928,310
                                                    -----------     -----------

TOTAL ASSETS                                        $ 1,086,813     $   928,310
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $    47,789     $    19,298
                                                    -----------     -----------

CONTINGENCY
  Reserve for settlement in litigation                       --         100,000
                                                    -----------     -----------


STOCKHOLDERS' EQUITY
  Common stock                                           51,518          49,752
  Additional paid-in capital                          1,589,900       1,241,766
  Accumulated deficit                                  (602,394)       (482,506)
                                                    -----------     -----------

    Total stockholders' equity                        1,039,024         809,012
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,086,813     $   928,310
                                                    ===========     ===========


The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months      Three Months
                                                    Ended              Ended
                                                June 30, 2005      June 30, 2004
                                                 ------------      ------------
                                                                    (Debtor-in-
                                                                    possession)

SALES                                            $      1,588      $        287

COST OF SALES                                             812                --
                                                 ------------      ------------

  GROSS PROFIT                                            776               287

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                               71,291           149,445
                                                 ------------      ------------

LOSS FROM OPERATIONS                                  (70,515)         (149,158)
                                                 ------------      ------------

OTHER INCOME (EXPENSES)
  Loss on write-off of loan receivable                     --           (10,657)
  Other income - Bulk sale of
    various assets and liabilities to
    related party                                          --           132,044
  Interest expense                                         --            (2,700)
  Interest income                                       6,705                --
                                                 ------------      ------------

     Total Other Income                                 6,705           118,687
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES                              (63,810)          (30,471)

INCOME TAX BENEFIT                                         --                --
                                                 ------------      ------------
                                                 ------------      ------------

NET LOSS                                         $    (63,810)     $    (30,471)
                                                 ============      ============

LOSS PER SHARE -
 BASIC AND DILUTED                               $      (0.00)     $      (0.05)
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   50,667,462           600,582
                                                 ============      ============

The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Six Months        Six Months
                                                    Ended             Ended
                                                June 30, 2005      June 30, 2004
                                                 ------------      ------------
                                                                    (Debtor-in-
                                                                    possession)

SALES                                            $      2,237      $        287

COST OF SALES                                           1,221                --
                                                 ------------      ------------

  GROSS PROFIT                                          1,016               287

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                              129,895           155,960
                                                 ------------      ------------

LOSS FROM OPERATIONS                                 (128,879)         (155,673)
                                                 ------------      ------------

OTHER INCOME (EXPENSES)
  Loss on write-off of loan receivable                     --           (10,657)
  Other income - Bulk sale of
    various assets and liabilities to
    related party                                          --           132,044
  Interest expense                                         --            (2,700)
  Interest income                                       8,991                --
                                                 ------------      ------------

     Total Other Income                                 8,991           118,687
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES                             (119,888)          (36,986)

INCOME TAX BENEFIT                                         --                --
                                                 ------------      ------------

NET LOSS                                         $   (119,888)     $    (36,986)
                                                 ============      ============

LOSS PER SHARE -
 BASIC AND DILUTED                               $      (0.00)     $      (0.06)
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   50,227,833           600,582
                                                 ============      ============

The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months      Six Months
                                                        Ended          Ended
                                                    June 30, 2005  June 30, 2004
                                                     -----------    -----------
                                                                    (Debtor-in-
                                                                     possession)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                                            $  (119,888)   $   (36,986)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                               --          2,355
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Inventory                                            (3,196)            --
     Accounts receivable                                    (504)            --
     Prepaid and other current assets                      7,500          2,948
    Increase (decrease) in:
     Accounts payable and accrued expenses                28,491            433
                                                     -----------    -----------

Net Cash Used In Operating Activities                    (87,597)       (31,250)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Proceeds of loan from related party                          --         31,255
                                                     -----------    -----------

Net Cash Provided by Investing Activities                     --         31,255
                                                     -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from sale of common stock                      249,900             --
                                                     -----------    -----------

Net Cash Provided by Financing Activities                249,900             --
                                                     -----------    -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                162,303              5

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           903,310
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,065,613    $         5
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the period                    $        --    $        --
                                                     ===========    ===========
  Income taxes paid during the period                $        --    $        --
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

  Contingency reserve for settlement in litigation
    satisfied with issuance of common stock          $   100,000    $        --
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005

                       BRAMPTON CREST INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2005 and 2004



NOTE  1 - BASIS OF PRESENTATION
          ---------------------

      The accompanying financials statements, which are for interim periods, do not include all disclosures provided in the annual financials statements. These unaudited financial statements should be read in conjunction with the financial statements and footnotes contained thereto contained in the Form 10-SB for the year ended December 31, 2004 of Brampton Crest International, Inc. as filed with the U.S. Securities and Exchange Commission. The summary December 31, 2004 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles at December 31, 2004.

      In the opinion of the Company's management, the accompanying unaudited financials statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of the financial statements.


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

      ORGANIZATION AND CAPITALIZATION

      Brampton Crest International, Inc., formerly known as Hamilton-Biophile Companies ("the Company"), a Nevada corporation, was formerly organized as Mehl/Biophile International Corporation. On March 22, 2000, the Company was reorganized as Hamilton-Biophile Companies. Effective November 9, 2004, the Company changed its name to Brampton Crest International, Inc.

      On January 3, 2000, the Company filed a petition for Chapter 11 reorganization in US Bankruptcy Court, Eastern District of California. On March 27, 2001, the Court confirmed the Plan of Reorganization and on July 3, 2003, the bankruptcy case was closed (See Note 2).

      On March 22, 2004, the bankruptcy case was reopened to implement the confirmed plan and complete a stock purchase agreement. On November 24, 2004, the court confirmed the Plan of Reorganization and the bankruptcy case was closed.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      The Company's authorized capital stock consisted of 60,000,000 shares of common stock, no par value, and 200,000 shares of preferred stock, $10 par value, $1,000 stated value through November 2004.

      During 2004, in accordance with the Plan of Reorganization, the Company cancelled 12,851 shares of preferred stock.



      On November 9, 2004 the Company recapitalized its authorized common stock from 60,000,000 shares, no par common stock to 200,000,000 shares of common stock, $0.001 par value. The Company also increased its authorized preferred stock from 200,000 shares to 25,000,000 shares.

      Effective March 1, 2002, the Company conducted a reverse stock split of its issued and outstanding common stock on a 1 new for 8 old basis, and effective October 5, 2004 the Company conducted a reverse stock split of its issued and outstanding common stock on a 1 new for 10 old basis. All prior stock figures and price per share have been restated to reflect the stock split.

      BUSINESS

      The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through June 30, 2005, business activities were still kept at a minimum.

      FINANCIAL STATEMENT PRESENTATION

      The financial statements for the year ended December 31, 2003 and as of and for the period January 1, 2004 through November 24, 2004 have been prepared in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements as of and for the period November 24, 2004 to December 31, 2004 reflect the Company's adoption of fresh start accounting in accordance with SOP 90-7.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At June 30, 2005, the Company had cash equivalents in the amount of $775,000 invested in income securities.

      ACCOUNTS RECEIVABLE

      The Company conducts business and extends credit based on the evaluation of its customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made.

      INVENTORY

      Inventory is comprised of Micro-Dermabrasion devices along with non-prescription skin care products to be sold as consumer personal care products. The total inventory is classified as finished goods and is stated at lower of cost or market.

      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      REVENUE RECOGNITION

      The Company recognized revenues when a sales agreement has been executed, delivery has occurred, and collectibility of the fixed or determinable sales price is reasonably assured.

      PROPERTY AND EQUIPMENT

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently. Any gain or loss on disposition of assets is recognized currently in the statement of income.

      GOODWILL

      In November 2004, the Company recognized $422,227 in goodwill as a result of the application of fresh start accounting (see Note 3). Due to the uncertainty of the estimated future cash flows and the challenges encountered by the reorganization, management has determined that goodwill was impaired and should be fully written off. As a result, the Company recognized a loss from impairment of Goodwill of $422,227 at December 31, 2004.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

      INCOME TAXES

      The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.


      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings ((loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretations No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or "SPEs"). The Company does not have any variable interest entities as defined by FIN No. 46.

      In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have such instruments, and accordingly, adoption of this statement did not have a material effect on the Company's financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models.

      In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      For public entities that do not file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

      For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

      The Company currently has no options outstanding and as a result, adoption of this statement is not expected to have any effect on the Company's financial position, results of operations or cash flows.

NOTE  3 - BANKRUPTCY PROCEEDINGS AND FRESH START ACCOUNTING
          -------------------------------------------------

      BANKRUPTCY PROCEEDINGS

      On January 3, 2000, the Company filed a petition for relief under Chapter 11 reorganization in US Bankruptcy Court, Eastern District of California. On March 28, 2001, the Court confirmed the Plan of Reorganization and on July 3, 2003, the bankruptcy case was closed. However, on March 22, 2004, the Company reopened the bankruptcy case in order to implement the confirmed plan and complete a stock purchase agreement.

      Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were disapproved by the Court. Those claims, amounting to approximately $13,000,000 were written off during 2001. The remaining pre-petition liabilities, of approximately $3,232,000, (including accrued interest of $1,400,000), were repaid through the issuance of 404,654 shares of the Company's common stock at approximately $8 per share (post-split), as contemplated by the Plan of Reorganization.

      On November 24, 2004, the court confirmed the Plan of Reorganization and the bankruptcy case was closed.

      FRESH START ACCOUNTING

      On November 24, 2004 the Company adopted fresh-start accounting pursuant to the guidance provided by SOP 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code". The Eastern California District Bankruptcy Court confirmed the plan of reorganization on November 24, 2004. The reorganization value of the Company at that date was determined to be the book value, as there was no evidence of a change in fair value. The book value totaled $51,601 at that date.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and the reorganization value of the assets is less than its post-petition liabilities and allowed claims as follows:

                Post-petition liabilities               $  311,202
                Claims allowed from bankruptcy
                   proceeding                            3,232,320
                                                         ---------
                Total post-petition liabilities
                  and allowed claims                     3,543,522
                Reorganization value                        51,601
                                                         ---------
                Excess of liabilities over
                  reorganization value                  $3,491,921
                                                         =========

      After   consideration   of  the  Company's  debt  and  capital   structure
      considerations, it was determined that the Company's reorganization capital structure would consist of the following:

                  Accounts payable                   $   32,410
                  Contingency for litigation            100,000
                  Note payable                          300,000
                  Common stock                           41,418
                                                     ----------
                  Total                              $  473,828
                                                     ==========

      Due to the fact that the reorganization value of the entity cannot be attributed to specific tangible or identified intangible assets of the emerging entity, the remaining amount of reorganization capital in excess of assets is reported as goodwill in accordance with FASB 142, Goodwill and Other Intangible Assets. The goodwill value was calculated by subtracting total Company's debt of $473,828 from its total assets of $51,601 or $422,227.(See note 2 - Goodwill for further discussion).

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


         The following table reflects balances prior and subsequent to the adoption of fresh-start reporting:

                                Preconfirmation                                                           Reorganized
                                   November 24,      Debt            Exchange            Fresh              Balance
                                       2004       Discharge          Of Stock            Start               Sheet
Current Assets:
    Cash                        $     26,601    $         --       $         --       $         --       $     26,601

    Inventory                         10,000              --                 --                 --             10,000

    Prepaid consulting fees           15,000              --                 --                 --             15,000
                                ------------    ------------       ------------       ------------       ------------

  Total current assets                51,601              --                 --                 --             51,601
                                ------------    ------------       ------------       ------------       ------------

Goodwill                                  --              --                 --            422,227(3)         422,227
                                ------------    ------------       ------------       ------------       ------------

Total Assets                    $     51,601    $         --       $         --       $    422,227       $    473,828
                                ============    ============       ============       ============       ============

Current Liabilities:
 Post-petition liabilities:

  Short-term note payable       $     45,000    $    (45,000)(1)   $         --       $         --       $         --

  Accounts payable                    67,410         (35,000)(1)             --                 --             32,410
  Liability for stock
    to be issued                      98,792         (98,792)(1)             --                 --                 --

  Contingency for litigation         100,000              --                 --                 --            100,000
                                ------------    ------------       ------------       ------------       ------------

    Total post-petition
      liabilities                    311,202        (178,792)                --                 --            132,410
                                ------------    ------------       ------------       ------------       ------------

Pre-petition liabilities not
  subject to compromise:
  Accrued expenses and other
    current liabilities            1,832,230      (1,832,230)(1)             --                 --                 --

  Accrued interest payable         1,400,000      (1,400,000)(1)             --                 --                 --
                                ------------    ------------       ------------       ------------       ------------

   Total pre-petition
    liabilities not subject
    to compromise                  3,232,230      (3,232,230)                --                 --                 --
                                ------------    ------------       ------------       ------------       ------------

    Total current liabilities      3,543,432      (3,411,022)                --                 --            132,410

Note payable                         300,000              --                 --                 --            300,000
                                ------------    ------------       ------------       ------------       ------------




                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005

Total Liabilities                  3,843,432      (3,411,022)                --                 --            432,410
                                ------------    ------------       ------------       ------------       ------------

Stockholders' Equity

   Preferred stock                12,851,000              --                 --        (12,851,000)(4)             --

   Common stock - old                524,311       3,411,022(1)      (3,935,333)(2)             --                 --

   Common stock - new                     --              --             41,418(2)              --             41,418

   Additional paid-in capital     31,448,529              --          3,893,915(2)     (35,342,444)(4)             --

   Accumulated deficit           (48,615,671)             --                 --         48,615,671(4)              --
                                ------------    ------------       ------------       ------------       ------------

Total Stockholders'
  Equity                          (3,791,831)      3,411,022                 --            422,227             41,418
                                ------------    ------------       ------------       ------------       ------------

Total Liabilities and
  Stockholders' Equity          $     51,601    $         --       $         --       $    422,227       $    473,828
                                ============    ============       ============       ============       ============

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      1) Debts discharged in reorganization in the amount of $3,411,022 were converted to a total of 464,654 shares of common stock as follows:

                Short term note payable converted to
                  5,625 shares of common stock              $     45,000

                Trade accounts payable converted to
                  4,375 shares of common stock                    35,000

                Liability for stock to be issued
                  converted to 50,000 shares of
                   common stock                                   98,792

                Pre-petition trade and other
                  miscellaneous claims converted
                   to 206,529 shares of common
                  stock                                        1,647,230

                Pre-petition priority claims due
                  to officers converted to 23,125
                  shares of common stock                         185,000

                Pre-petition accrued interest
                  converted to 175,000 shares
                  of common stock                              1,400,000
                                                               ---------

                Total debts discharged                        $3,411,022
                                                              ==========

      2) Recapitalization of the Company consisted of the following:

                                                                 Additional Paid
                           Common Stock Old    Common Stock New       in Capital
Retirement of 1,418,648
 shares of common
 stock, no par value        $    (3,935,333)   $            --   $     3,883,915
Issuance of 1,418,648
 shares of common
 stock, $.001 par value                  --              1,418                --
Sale of 40,000,000 shares
 of common stock pursuant
 to stock purchase
 agreement (see Note 10)                 --
                                                        40,000            10,000
                            ---------------    ---------------   ---------------
                            $    (3,935,333)   $        41,418   $     3,893,915
                            ===============    ===============   ===============

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      3) The reorganization value of the entity cannot be attributed to specific tangible or identified intangible assets of the emerging entity. Accordingly, the remaining amount is reported as goodwill in accordance with FASB 142, Goodwill and Other Intangible Assets.

      4) Accumulated deficit was adjusted through cancellation of preferred stock and additional paid-in capital due to the adoption of fresh-start accounting at November 24, 2004.

      The remaining accounts payable consists primarily of audit fees and various payables in connection with administrative activities. The Note Payable of $300,000 represents funds advanced to the Company to fund operations upon reemergence from bankruptcy. The $100,000 in contingency for litigation represents a reserve for common shares to be issued (see
      Note 5).

NOTE  4 - SHORT-TERM NOTE PAYABLE
          -----------------------

      During 2001, the Company borrowed $45,000 from one of its directors, as evidenced by a note. The loan bears interest at the rate of 8% per year and was due on March 19, 2002. The loan was personally guaranteed by the Company's former president. The terms of the note were subsequently modified to provide for repayment in the form of 5,625 shares of the Company's common stock. These shares were issued on November 24, 2004.

      In connection with the note, the Company issued to the lender warrants to purchase 45,000 shares of the Company's common stock at $0.20 per share. The warrants are exercisable until March 21, 2006. Due to the bankruptcy proceeding during 2001, and lack of marketability of the Company's Common Stock at the date of issuance, the Company was unable to value the warrants.

NOTE  5 - LIABILITY FOR STOCK TO BE ISSUED
          --------------------------------

      In January and March 2002, the Company sold 50,000 shares of its common stock at $1.976 per share, to one individual, for which the Company received $98,792. As the shares were not issued, a liability for stock to be issued of $98,792 was recorded. On November 24, 2004, 50,000 shares of common stock were issued to satisfy the debt.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


NOTE  6 - CONTINGENCY RESERVE FOR SETTLEMENT IN LITIGATION
          ------------------------------------------------

      During 2003, a lawsuit was filed on behalf of the participants involved in a September 2001 private placement offering. The suit alleges that the Company received $100,000 from various parties for 500,000 pre-split shares of common stock. The plaintiffs claim that the shares were never received. In September 2004, the matter was voluntarily dismissed without prejudice by the Plaintiffs, however management anticipates that the Plaintiffs may re-file the matter at a later date. Management has established a reserve of $100,000 for a potential future settlement. In January 2005, the Company issued 100,000 (post-split) shares of common stock to the Plaintiff to satisfy the potential claim.

NOTE  7 - RELATED PARTY TRANSACTION
          -------------------------

      The Company occupies office space on "as need" basis in Miami Beach, Florida. The space is provided rent-free by the Company's General Counsel. Due to the limited amount of time the office space is utilized by the Company its value is deemed to be immaterial.

NOTE  8 - OTHER MATTERS
          -------------

      STOCK PURCHASE AGREEMENT

      As discussed in Note 2, on March 22, 2004, the Bankruptcy case was reopened in order for the Company to complete a stock purchase agreement entered into on December 19, 2003. The Company entered into a stock purchase agreement with Brampton Crest International, LLC ("Brampton" or the "Purchaser"). The agreement was finalized when all conditions required by the bankruptcy court on November 24, 2004 were met. Brampton is an inactive company with no operations. Under the terms of the agreement, Brampton, along with other investors, purchased 40,000,000 shares of the Company's common stock, and warrants to purchase 40,000,000 shares of the Company's common stock at an exercise price of $0.001 per share for a total consideration of $50,000. Based on an agreement, a loan of $300,000 made available to the Company. The $300,000 loan was made by outside investors and enabled the Company to pay off outstanding bills and pay current operating expenses. The loan was paid back by the proceeds received by the Private Placement. Brampton received 25,800,000 of the 40,000,000 units sold and outside investors received the remaining 14,200,000.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      The warrants may be exercised, in whole or in part, at any time between November 24, 2004 and November 24, 2007 (expiration). The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the proceeds were allocated to the common stock (approximately $40,000) and the warrants (approximately $10,000) on a prorata basis. The allocated value of the warrants has been recorded as additional paid-in-capital.

      The 40,000,000 shares of common stock and warrants will be adjusted to represent 96% of the issued and outstanding shares of the Company's common stock (after giving effect to the 1 for 10 reverse split discussed below). In the event that the shares represent other than 96% of the issued and outstanding shares of the Company's common stock, as fully diluted (including the issuance of the warrants), the number of shares and new warrants issued to the non-purchasing shareholders shall be adjusted to bring the total to 96%.

      The stock purchase agreement also provides for the establishment of a subsidiary, Hamilton PNG, to hold the core businesses along with all of the assets and liabilities of the Company. Hamilton PNG will be held 100% by the Company's prior shareholders. The total liabilities (represented solely by accrued expenses) in excess of assets are reflected as Other Income-Bulk Sale of Various Assets and Liabilities to Related Party in the amount of $132,044

      CHANGE OF NAME OF THE COMPANY

      Effective November 9, 2004, the Company changed its name to Brampton Crest International, Inc.

      REVERSE SPLIT

      Effective October 5, 2004, the Company conducted a reverse stock split of its issued and outstanding and to be issued common stock on a 1 new for 10 old shares. As of that date, the Company had 6,005,815 shares issued and outstanding, resulting in 600,732 shares issued and outstanding and 150 fractional shares after the split. As of that date, the Company also had an obligation to issue approximately 464,654 additional shares, as discussed in Notes 4, 5, 6 and 7, for a total of approximately 1,065,386 (prior to the private placement offering disclosed in the next footnote). Due to the reverse stock split, the number of common shares issued and outstanding has been restated for all periods presented.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      PRIVATE PLACEMENT OFFERING

      On November 1, 2004 the Company entered into a private placement agreement which was completed during December 2004, when all restrictions were lifted and the funds were released from escrow. The Company sold 8,334,000 units for $.15 per unit for a total price of $1,250,100. Each unit consists of one share of common stock and a warrant to purchase one additional share of common stock a $.001 per share. The warrants expire in December 2007. The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the total proceeds of $1,250,100 were allocated to the common stock (allocated $626,948) and the warrants (allocated $623,152) on a prorata basis. The allocated value of the warrants has been recorded as additional paid-in-capital.

      On January 11, 2005, the Company sold an additional 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of 1 share of common stock and 1 warrant to purchase one additional share of common stock at $.001 per share. The proceeds from this private placement was kept in escrow and released in May 2005 upon the Company becoming a reporting company.

      STOCK WARRANTS

      As previously discussed, the Company issued 48,434,000 stock warrants during the year ended December 31, 2004 in connection with the stock purchase agreement, a private placement offering, and the consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2004 and for the six months ended June 30, 2005


                                                     Weighted
                                         Warrants   Average Price
Beginning Balance, 1/1/04                   45,000  $    .200
Warrants granted                        48,434,000       .001
Warrants exercised                               -          -
Warrants cancelled                               -          -
                                        ----------  ---------
Ending Balance, 12/31/04                48,479,000  $    .001
       Warrants granted (May 2005)       1,666,000       .001
                                        ----------   --------
       Ending Balance, 6/30/05          50,145,000  $    .001
                                        ==========  =========

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      The Company used the Black-Scholes option pricing model to determine the fair value of the stock grants. The assumptions were applied as follows:

           Risk Free Interest Rate               2.89 - 3.23%
           Expected Dividend Yield               0%
           Expected Option Life                  3 years
           Expected Stock Price Volatility       .01 - .08%

      COMMON STOCK ISSUED FOR SERVICES

      During November 2004, the Company issued an aggregate of 253,262 shares of common stock to three consultants. The shares were valued based on the estimated fair value of the services performed of $37,990.

      OTHER MATTERS

      On June 8, 2004 the U.S. Securities and Exchange Commission (SEC) instituted an administrative proceeding against the Company pursuant to
      Section 12(j) of the Exchange Act to determine whether the Company's registration pursuant to Section 12 of the Exchange Act should be revoked or in the alternative, suspended for a period not exceeding twelve months. On June 25, 2004 the Company filed its answer to the SEC's order instituting public administrative proceedings in which it asserted a defense to the allegations and relief sought. The SEC and the Company agreed that the Company would withdraw the Company's registration pursuant to Section 12 of the Exchange Act. Also on that date, the SEC issued on order pursuant to Section 12(k) of the Exchange Act suspending trading in the securities of the Company for the period from 9:30 am EDT on June 8, 2004 through 11:59 pm EDT on June 21, 2004 as a result of alleged lack of current and accurate information concerning the securities of the Company. The SEC alleged that the Company failed to file periodic reports required by the Exchange Act.

      BULK SALE

      On May 24, 2004, the Company obtained a court order allowing the implementation of its Plan of Reorganization by forming Hamilton PNG and transferring into such Company, all assets and liabilities of the Company. This agreement is in accordance with Brampton's stock purchase agreement (discussed above). The Company's net liabilities in excess of assets transferred amounted to $132,044.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      CONSULTING AGREEMENT

      On November 1, 2004 the Company entered into a consulting agreement with a related party (the Consultant) for one year effective January 1, 2005. In exchange for services to be rendered, the Consultant will receive compensation of $37,500 for one year and 100,000 shares of common stock and 100,000 warrants to purchase an equal number of common shares at .001 per share. The total value of the unit is .15 cents per unit or $15,000. The unit was valued at .15 cents per share, which is the amount sold via the private placement and is reflected as prepaid consulting at December 31, 2004 since services will be rendered in 2005. The warrants have an exercise price of .001 and will expire three years from the date of issuance.

      The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the proceeds were allocated to the common stock (allocated $7,523) and the warrants (allocated $7,477) on a prorata basis. The allocated value of the warrants has been recorded as additional paid-in-capital.

      DISTRIBUTOR AGREEMENT

      Effective November 15, 2004 the Company entered into a distributor agreement with two individuals (the Distributors). The Distributors will act as independent distributors of consumer personal care products. In exchange for services to be rendered the Distributors will receive a fee of 30% of the wholesale price, after expenses, from the sale of these products. Additionally, the Distributors will receive an additional override commission for sales made by parties independently contracted with the Distributors. During 2004, there were no sales commissions.

NOTE  9 - CORRECTION OF AN ERROR
          ----------------------

      During 2005, the Company discovered that certain errors were made due to transmitting the original financial statements for December 31, 2004 via EDGAR with the Securities and Exchange Commission (SEC). The errors in transmission were reflected on items in the original balance sheet of the Company at December 31, 2004. Cash was incorrectly reported at $0 should have been reported as $903,310. Common stock reported at $0 should have been reported at $49,752.


      In addition, the Company revised its financial statements as a result of the following errors:

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  June 30, 2005


      1) Due to "Fresh-Start Accounting," the Company corrected the balance in accumulated deficit to $0 upon its emergence from bankruptcy on November 24, 2004. As a result of the application of fresh start accounting, the Company recorded goodwill in the amount of $422,227.

      2) Upon review of the fair value of the goodwill, and considering the uncertainty of estimated future cash flows and revenues, the Company determined that goodwill was impaired and wrote off the balance accordingly leading to a loss from impairment of $422,227 as of December 31, 2004. The December 31, 2004 and March 31, 2005 (unaudited) financial statements have been restated to reflect the removal of goodwill and the effect of the write-off on retained deficit.

      3) Inventory and related accounts payable were both overstated by $5,000. The original amount recorded for of inventory was $15,000, however, the Company renegotiated the price of the purchase and revalued its carrying cost at $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on customers and competition in its markets, market demand, product performance, maintenance of relationships with key suppliers, difficulties of contracting or retaining independent contractors and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Report on Form 10-SB.

Overview

Brampton Crest International, Inc. ("the Company"), a Nevada corporation, was originally organized as Selvac Corporation, a Delaware corporation. In June 28, 1982, the Selvac Corporation restated its Certificate of Incorporation and changed its name to Mehl/Biophile International Corporation. On March 22, 2000, the Company reorganized as Hamilton-Biophile Companies. On November 26, 2001, the Company re-domiciled to Nevada. Hamilton Biophile Companies changed their name to Brampton Crest International, Inc., effective on November 9, 2004.

Hamilton Biophile Companies was divided into three separate companies, Hamilton Biophile Companies (the original company), Hamilton PNG and Hamilton Improved Products.

      a. Hamilton PNG, retained the right to conduct the businesses previously operated by Hamilton Biophile Companies.

      b. Hamilton Improved Products was given the option to continue with a pothole patching equipment business.

      c. Hamilton Biophile Companies, (the original company), would continue as an ongoing entity. The Company would commence new a business and consisting of marketing cosmetics and non-prescription dermatology products including creams, lotions, and other cosmetic devices, (micro-dermabrasion device) and possibly acquire or enter into a business combination to provide a revenue stream for which the Company can use to market and sell the consumer cosmetics and non-prescription dermatology products. Following the division into three separate companies, Hamilton Biophile Companies is not associated with, does not have any joint management, nor is aware of any of the business or other matters in connection with Hamilton Improved Products or Hamilton PNG.

o The Company is in the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of salespeople. The Company was also intending to market a micro-dermabrasion motorized scrubbing and cleaning system but after further consideration and additional market research has decided to only sell consumer cosmetics and non-prescription dermatology products. Once the Company establishes a domestic market, we intend to market and sell consumer cosmetics and non-prescription dermatology products internationally.

The Company has purchased 1,000 micro-dermabrasion devices consisting of a motorized scrubbing and cleaning system, which includes a hand held motorized cleaner, scrub brush, bottles of dionized water and a box of pads. Once these products are disposed of, the Company will discontinue the sale of this product.

Originally the Company had entered into separate independent contractor agreements with certain outside sales people on November 15, 2004. Per the terms of the agreements, the contractors would use their best efforts to sell the Company's cosmetics and non-prescription dermatology products. In addition, the contractors would use their best efforts to develop and market private label products for the Company. A new consulting agreement has been reached that will replace the original independent contractor agreements under which the salespeople will now work full time and be paid a base of $1,500 per month plus 15 % commission

The Company also purchased consumer cosmetics and non-prescription dermatology products to use as samples for introducing the product line to the current customer base and for new potential clients.

The Company has also begun marketing a new medical grade sunless tanner called Lyphazome Inside Tan product.

This is a highly competitive business with thousands of products available to consumers and new products coming to market daily. The customer base consists of medical spas, dermatology offices, resorts, spas, suntan parlors, hotel gift shops, drug stores, beach/novelty stores, convenience stores, sporting gyms etc. The products are sold via on-line (web site), infomercials, multi level marketing, in-house salesmen, trade shows, sales reps and direct from manufacturer. Entry into this business is not difficult but it is highly competitive. The customer base listed above will most likely already have in stock several varieties of sun screens, lotions, self tanners and any other product we currently intend to sell making it very difficult to convince them to take on another line.

The Company's current independent contractor working under a new agreement will initially cover the state of Florida. We are negotiating the hiring of a second independent contractor.

The Company is currently negotiating an agreement with Dermazone Solutions, LLC to become a non-exclusive distributor of their full line of products in a territory comprising of all North America. Currently we are a sub-distributor. Upon completion of a non-exclusive distributor agreement with Dermazone Solutions, LLC , the Company will then be able to buy product for 25% less than it has been before and, management believes, will result in an increase in our profit margins. Following the completion of a non-exclusive distributor agreement with Dermazone Solutions, LLC, the agreement with RX USA Marketing, entered into on March 1, 2005, will be rescinded.

The cosmetics and non-prescription dermatology products industry is intensely competitive in all its phases. We will compete with many companies possessing greater financial resources and technical facilities than us for the cosmetics and non-prescription dermatology products industry, as well as for the recruitment and retention of qualified employees.

We intend to offer our products primarily to prospective customers who have established relationship with our salespeople. We believe that these prospective customers will establish a general market for our products. Over time, through the exposure of our products resulting from our initial sales, we will achieve a greater market acceptance and greater market awareness. By doing so, we believe that we capitalize on the exposure and acceptance and can expand our product sales nationally and internationally through greater product recognition. This expanded product recognition and acceptance will permit us to be more competitive in this market.

The Company will market and sell these cosmetics and non-prescription dermatology products under the name DermaRX. The domain www.DermaRX.net has been registered and paid for. The Company also plans to build a web site and is currently taking quotes for the building of the site. The Company also plans to private label it's own products once there is greater market acceptance and greater market awareness of it's current product line therefore increasing the branding of the name DermaRX.

The Company plans to grow in three phases:

Phase I (30 through 180 days)
-----------------------------

o     Hire salespeople full time as outside reps under new agreements.

o Enter into a formal distribution agreement directly with Dermazone Solutions LLC the supplier rescinding the sub distributor agreement with RX USA Marketing.

o Continue sale of products from Dermazone Solutions under new distribution agreement covering North America and until a complete sales force is in place concentrate on a territory from Vero Beach, Florida to Key West, Florida.

o     Set up eBay account to sell products.

o Develop marketing and advertising campaign for all products including private label. o Market and sell Company's products under the name DermaRX and beginning to create brand awareness. o Set up company 800 order line.

o Continue to look for new products. o Attend trade shows. o Begin private labeling. o Interview for additional sales reps.

Phase II (6-12 months)
----------------------

o Engage two additional sales reps to cover Northern Florida and parts of SE United States. o Continually add new products and begin private labeling under the name DermaRX. o Expand on marketing and advertising.

o Begin state wide direct mail and fax campaign to medical spas, dermatology offices, resorts, spas, suntan parlors, hotel gift shops, drug stores, beach/novelty stores, convenience stores, sporting gyms etc.

o Complete web site and begin some on line advertising. o Attend trade shows.

Phase III (12-24months)
-----------------------

o Engage additional outside sales reps to cover other areas of the country where the sun is strong and affluent people live (Eastern Seaboard, Southern US, Southwest US and California).

o     Expand on private labeling.

o     Continue  to  add  new  and  better   products  as  well  as  distribution
      relationships.

o     Expand on marketing and advertising.

o     Begin  using  professional  warehouse,   distribution,  order  taking  and
      shipping service. o Attend trade shows.

No assurances can be made the Company will accomplish all its objectives in each phase.

We have no history of liquidity or capital resources or stockholder's equity other than the receipt of proceeds of $1,250,100 from our private placement of our securities (of which $300,000 was expended to retire debt to Brampton Crest International, LLC, an affiliate). On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900, which was finalized during May, 2005, when the restrictions were met and the funds disbursed from escrow.

Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were disapproved by the Court. Those claims, amounting to approximately $13,000,000 were written off during 2001. The remaining pre-petition liabilities of approximately $3,232,000, (including accrued interest of $1,400,000) were fully repaid through the issuance of 404,654 shares of the Company's common stock at a rate of approximately $8.00 per share (post-split), as contemplated by the Plan of Reorganization.

Management believes that we can be profitable marketing cosmetics and non-prescription dermatology products. However, management has undertaken a business plan intended to avoid the actions that placed us into bankruptcy. To avoid being under-funded, management has sought and received, through a private placement, $1,250,100 in funding. On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900, which was finalized during May, 2005, when the restrictions were met and the funds disbursed from escrow. This will provide the initial capital to implement the business plan. To avoid expanding our operations beyond our revenue stream and becoming overextended, management's business plan requires the initial marketing of cosmetics and non-prescription dermatology products through commissioned independent contractors. We have engaged an independent contractor to initially market the products, with the intent of expanding the number of independent contractors who sell our products as the revenues develop. Since emerging from bankruptcy, no material sales have been made. Management believes that a structured marketing plan that does not overextend our financial resources will result in profitability. In addition, we are seeking a business combination that will produce revenues and assist us in avoiding using our funding during our formative stages.

Plan of Operations

Management intends to use its initial equity capital to fund our initial business plan during the next two quarters and for the next twelve months. Prospective material cash flow from sales is not estimated to commence until the third quarter or fourth quarter of the fiscal year ended December 31, 2005. We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, developing marketing strategies, and a shortfall of funding if we are unable to raise capital in the equity securities market. Management intends to continue to seek funding however. If no funding is received during the next twelve months, we may be forced to rely on its existing cash at hand. In such a restricted cash flow scenario, then we would be unable to complete all business plan steps, and would, instead, delay all cash intensive activities. The Company may acquire or enter into a business combination to provide a revenue stream for which the Company can use to market and sell the consumer cosmetics and non-prescription dermatology products and enhance shareholder value. To date, management has not actively pursued any such businesses except for entering into a non-exclusive agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated as discussed below. There are no merger or acquisition candidates as of the date herein.

In conjunction with developing our business, management has determined that it would be prudent to acquire or merger with an entity that has the ability to generate revenues that would serve to enhance shareholder value and limit our need to pursue any additional funding in the future. To this end, we have entered into a non-exclusive agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated whereby The Company seeks advisory and other corporate finance services and assistance in acquiring a business or entering into a business combination. Merrill Lynch and McColl Partners have agreed to provide advisory services in connection with acquisitions, recapitalization, sale of business and or other corporate finance services. Merrill Lynch's role was to introduce the Company to McColl Partners who have agreed to provide the services listed above should the Company desire to engage them. The Company has not engaged McColl Partners at this time. Management intends to actively pursue a business transaction that will enhance shareholder value through amalgamation with a revenue producing business to assist in acquiring a business or entering into a business combination. In addition, management will seek other business opportunities to achieve our objectives. There are no merger or acquisition candidates as of the date herein.

Current Assets

In December 2004, we completed a private placement of $1,250,100. Management used part of the proceeds of this private placement to retire a debt of $300,000 to affiliate Brampton Crest International, LLC. Management intends to use the balance of the proceeds from the offering ($950,100), towards the implementation of the business plan and to provide working capital for future expansion of our operations. On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900. This transaction was completed during May 2005 when the Company became subject o the reporting requirements of the Securities Exchange Act of 1934. This was the only restrictive condition to the sale.

                         SIX MONTHS ENDED JUNE 30, 2005
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Sales and Costs of Operations

Sales. Sales increased from $287 for the six month period ended June 30, 2004 to $2,237 for the six month period ended June 30, 2005, primarily as a result of the sale of Company's products following emerging from bankruptcy.

Costs of sales. Costs of sales increased from $0 for the six month period ended June 30, 2004 to $1,221 for the six month period ended June 30, 2005, primarily due to the increased sales of the Company's products.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased from $155,960 for the six month period ended June 30, 2004 to $129,895 for the six month period ended June 30, 2005 due to professional fees and promotional expenses incurred in 2004 to assist the Company while it was attempting to emerge from bankruptcy.

Other income (expenses) Other income (expenses) for the six months ended June 30, 2005 decreased by $109,696 due to non-recurring items such as loss on a write off of a loan receivable ($10,657) in 2004 and other income-bulk sale of various assets and liabilities of $132,044 in 2004. These occurred while the Company was attempting to emerge from bankruptcy.

Net Loss. Net loss increased from a net loss of ($36,986) for the six month period ended June 30, 2004 to net loss of ($119,888) for the six month period ended June 30, 2005, due to the above analysis of Income and Expenses.

                        THREE MONTHS ENDED JUNE 30, 2005
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Sales. Sales increased from $287 for the three month period ended June 30, 2004 to $1,588 for the three month period ended June 30, 2005, primarily as a result of the sales of the Company's products following emerging from bankruptcy.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses decreased from $149,455 for the six month period ended June 30, 2004 to $71,291 for the six month period ended June 30, 2005 due to professional fees and promotional expenses incurred in 2004 to assist the Company while it was attempting to emerge from bankruptcy.

Other income (expenses) Other income (expenses) for the three months ended June 30, 2005 decreased by $111,982 due to non-recurring items such as loss on a write off of a loan receivable ($10,657) in 2004 and other income-bulk sale of various assets and liabilities of $132,044 in 2004. These occurred while the Company was attempting to emerge from bankruptcy.

Costs of sales. Costs of sales increased from $0 for the three month period ended June 30, 2004 to $812 for the three month period ended June 30, 2005, primarily due to due to the increased sales of the Company's products.

Net Loss. Net loss increased from a net loss of ($30,471) for the three month period ended June 30, 2004 to net loss of ($63,810) for the three month period ended June 30, 2005 due to the above analysis of Income and Expenses.

Current Assets
--------------

Cash. Cash increased from $903,310 at December 31, 2004 to $1,065,613 at June 30, 2005, primarily as a result of a sale of the Company's securities.

Total assets. Total assets increased from $928,310 at December 31, 2004 to $1,086,813 at June 30, 2005, primarily as a result of a sale of the Company's securities.

Liabilities
-----------

Contingency. The Contingency reserved for settlement of litigation, a total of $100,000, was no longer reserved as of June 30, 2005 as the underlying matter was settled.

Current Liabilities. Current liabilities increased from $19,928 at December 31, 2004 to $47,789 at June 30, 2005, due to the additional Accounts Payable related to the Company's current operations.

Liquidity and Capital Resources.

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of $1,250,100 from a private placement of our securities. Our management estimates that once the business plan is implemented, we will require a minimum cash flow of approximately $15,000 per month to maintain operations. Based on the remaining balance of the proceeds from the offering ($950,100), we will have sufficient capital to sustain operations during and beyond the next 12 months. In addition, on January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900, which was finalized during May, 2005, when the restrictions were met and the funds disbursed from escrow.

The Company had a loan payable to a majority shareholder, Brampton Crest International, LLC of $300,000. The Company allocated the proceeds of the loan to satisfy costs, and other support, to reorganize Hamilton Biophile Companies. Management used part of the proceeds of this private placement to retire a debt of $300,000 to affiliate Brampton Crest International, LLC. Management intends to use the balance of the proceeds from the offering ($950,100) and the additional financing of $249,900, towards the implementation of the business plan (including finding an appropriate revenue producing business opportunity) and to provide working capital for future expansion of the Company's operations.

ITEM  3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Principal Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our President and Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

                            PART II OTHER INFORMATION

Item  1. Legal Proceedings

            Not applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

            Not applicable

Item  3. Defaults Upon Senior Securities

            Not applicable

Item  4. Submission of Matters to a Vote of Security Holders

            None.

Item  5. Other Information

            Not applicable

Item  6. Exhibits

            Exhibits:

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

            31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

            32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami Beach, Florida, on August 9, 2005.

                                      BRAMPTON CREST INTERNATIONAL INC.

                            By /s/ J. Rod Martin
                            ----------------------------------------------------
                            J. Rod Martin
                            President, Principal Executive Officer

    Date:  August 9, 2005

                            By  /s/ Robert Wineberg
                            ----------------------------------------------------
                            Robert Wineberg
                            Chief Financial Officer

    Date:  August 9, 2005