Form 10QSB
period 2005-09-30
BRAMPTON CREST INTERNATIONAL INC
filed 2005-11-10
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-1321002

                        BRAMPTON CREST INTERNATIONAL INC.

                 (Name of small business issuer in its charter)

               Nevada                                30-0286164
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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 4, 2005, there were 51,518,656 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No [X]

                        BRAMPTON CREST INTERNATIONAL INC.

Part I. Financial Information                                               Page

Item   1.Condensed   Financial   Statements  and  Notes  to  Financial
Statements                                                                   F-1

      (a)   Condensed Balance Sheets as of September 30, 2005 (unaudited)
            and December 31, 2004 (restated)                                 F-2

      (b)   Statements of Operations for the Three Months Ended September
            30, 2005 and 2004 (unaudited)                                    F-3

      (c)   Statements of Operations for the Nine Months Ended September 30,
            2005 and 2004 (unaudited)                                        F-4

      (d)   Statements of Cash Flow for the Nine Months Ended September 30,
            2005 and 2004 (unaudited)                                        F-5

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

PART I FINANCIAL INFORMATION

General

      The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-SB for the year ended December 31, 2004 (audited) and the quarter ended September 30, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

                        BRAMPTON CREST INTERNATIONAL INC.

                              FINANCIAL STATEMENTS

                               September 30, 2005

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                 BALANCE SHEETS

                                                   September 30,    December 31,
                                                       2005             2004
                                                    -----------     -----------
                                                    (Unaudited)      (Restated)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   1,000,940     $   903,310
  Acounts receivable                                        170              --
  Inventory                                              17,966          10,000
  Prepaid consulting/expenses                             4,216          15,000
                                                    -----------     -----------

    Total current assets                              1,023,292         928,310
                                                    -----------     -----------
PROPERTY AND EQUIPMENT
  Office Furniture                                          834             -0-
                                                    -----------     -----------
    Total property and equipment                            834             -0-
                                                    -----------     -----------
TOTAL ASSETS                                        $ 1,024,126    $   928,310
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $    13,389     $    19,298
                                                    -----------     -----------

CONTINGENCY
  Reserve for settlement in litigation                       --         100,000
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
  Common stock                                           51,518          49,752
  Additional paid-in capital                          1,589,900       1,241,766
  Accumulated deficit                                  (630,681)       (482,506)
                                                    -----------     -----------

    Total stockholders' equity                        1,010,737         809,012
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,024,126     $   928,310
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months          Three Months
                                                Ended                Ended
                                            September 30,         September 30,
                                                2005                  2004
                                            ------------          ------------
                                                                   (Debtor-in-
                                                                   possession)

SALES                                       $         --          $         --

COST OF SALES                                         --                    --
                                            ------------          ------------

  GROSS PROFIT                                        --                    --

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                          36,021               167,956
                                            ------------          ------------

LOSS FROM OPERATIONS                             (36,021)             (167,956)
                                            ------------          ------------

OTHER INCOME (EXPENSES)
  Loss on write-off of loan receivable                --                    --
  Other income - Bulk sale of
    various assets and liabilities to
    related party                                     --                    --
  Interest expense                                    --                    --
  Interest income                                  7,734                    --
                                            ------------          ------------

     Total Other Income                            7,734                    --
                                            ------------          ------------

LOSS BEFORE INCOME TAXES                         (28,287)             (167,956)

INCOME TAX BENEFIT                                    --                    --
                                            ------------          ------------

NET LOSS                                    $    (28,287)         $   (167,956)
                                            ============          ============

LOSS PER SHARE -
 BASIC AND DILUTED                          $      (0.00)         $      (0.28)
                                            ============          ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED              51,518,649               600,582
                                            ============           ============

The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Nine Months       Nine Months
                                                    Ended             Ended
                                                September 30,      September 30,
                                                    2005               2004
                                                 ------------      ------------
                                                                    (Debtor-in-
                                                                    possession)

SALES                                            $      2,237      $        287

COST OF SALES                                           1,221                --
                                                 ------------      ------------

  GROSS PROFIT                                          1,016               287

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                              165,916           323,916
                                                 ------------      ------------

LOSS FROM OPERATIONS                                 (164,900)         (323,629)
                                                 ------------      ------------

OTHER INCOME (EXPENSES)
  Loss on write-off of loan receivable                     --           (10,657)
  Other income - Bulk sale of
    various assets and liabilities to
    related party                                          --           132,044
  Interest expense                                         --            (2,700)
  Interest income                                      16,725                --
                                                 ------------      ------------

     Total Other Income                                16,725           118,687
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES                             (148,175)         (204,942)

INCOME TAX BENEFIT                                         --                --
                                                 ------------      ------------

NET LOSS                                         $   (148,175)     $   (204,942)
                                                 ============      ============

LOSS PER SHARE -
 BASIC AND DILUTED                               $      (0.00)     $      (0.34)
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   50,658,105           600,582
                                                 ============      ============

The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Nine Months       Nine Months
                                                    Ended             Ended
                                                September 30,      September 30,
                                                    2005               2004
                                                 ------------      ------------
                                                                    (Debtor-in-
                                                                     possession)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                                            $  (148,175)   $  (204,942)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                               --          2,355
   Gain on transfer of net liabilities
        bulk sale agreement                                   --       (132,044)
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Inventory                                            (7,966)            --
     Accounts receivable                                    (170)            --
     Prepaid and other current assets                     10,784          2,948
    Increase (decrease) in:
     Accounts payable and accrued expenses                (5,909)           433
                                                     -----------    -----------

Net Cash Used In Operating Activities                   (151,436)      (331,250)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Proceeds of loan from related party                          --        331,255
 Purchase of property and equipment                         (834)            -0-
                                                     -----------    -----------

Net Cash Provided by (Used in) Investing Activities         (834)        331,255
                                                     -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from sale of common stock                      249,900             --
                                                     -----------    -----------

Net Cash Provided by Financing Activities                249,900             --
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 97,630              5

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           903,310             --
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,000,940    $         5
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the period                    $        --    $        --
                                                     ===========    ===========
  Income taxes paid during the period                $        --    $        --
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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

                       BRAMPTON CREST INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2005 and 2004


NOTE  1 - BASIS OF PRESENTATION

      The accompanying financials statements, which are for interim periods, do not include all disclosures provided in the annual financials statements. These unaudited financial statements should be read in conjunction with the financial statements and footnotes contained thereto contained in the Form 10-SB for the year ended December 31, 2004 of Brampton Crest International, Inc. as filed with the U.S. Securities and Exchange Commission. The summary December 31, 2004 balance sheet was derived from restated audited financial statements but does not include all disclosures required by generally accepted accounting principles at December 31, 2004.

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

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

      BUSINESS

      The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through September 30, 2005, business activities were still kept at a minimum.

      FINANCIAL STATEMENT PRESENTATION

      The financial statements as of and for the period January 1, 2004 through November 24, 2004 have been prepared in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements as of and for the period November 24, 2004 to December 31, 2004 reflect the Company's adoption of fresh start accounting in accordance with SOP 90-7.

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2005, the Company had cash equivalents in the amount of approximately $975,000 invested in income securities.

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

      REVENUE RECOGNITION

      The Company recognizes revenues when a sales agreement has been executed, delivery has occurred, and collectibility of the fixed or determinable sales price is reasonably assured.

      PROPERTY AND EQUIPMENT

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

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

      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  September 30, 2005

      RECENT ACCOUNTING PRONOUNCEMENTS

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

      For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

      Adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

      The following table reflects balances prior and subsequent to the adoption of fresh-start reporting:

                                Preconfirmation                                                        Reorganized
                                   November 24,      Debt          Exchange           Fresh              Balance
                                        2004       Discharge       Of Stock            Start              Sheet

Current Assets:

    Cash                        $     26,601    $         --       $          --   $         --       $     26,601

    Inventory                         10,000              --                  --             --             10,000

    Prepaid consulting fees           15,000              --                  --             --             15,000
                                ------------    ------------       -------------   ------------       ------------

  Total current assets                51,601              --                  --             --             51,601
                                ------------    ------------       -------------   ------------       ------------

Goodwill                                  --              --                  --        422,227(3)         422,227
                                ------------    ------------       -------------   ------------       ------------

Total Assets                    $     51,601    $         --       $          --   $    422,227       $    473,828
                                ============    ============       =============   ============       ============

Current Liabilities:
 Post-petition liabilities:

  Short-term note payable       $     45,000    $    (45,000)(1)   $          --   $         --       $         --

  Accounts payable                    67,410         (35,000)(1)              --             --             32,410
  Liability for stock
    to be issued                      98,792         (98,792)(1)              --             --                 --

  Contingency for litigation         100,000              --                  --             --            100,000
                                ------------    ------------       -------------   ------------       ------------

    Total post-petition
      liabilities                    311,202        (178,792)                 --             --            132,410
                                ------------    ------------       -------------   ------------       ------------

Pre-petition liabilities not
  subject to compromise:
  Accrued expenses and other
    current liabilities            1,832,230      (1,832,230)(1)              --             --                 --

  Accrued interest payable         1,400,000      (1,400,000)(1)              --             --                 --
                                ------------    ------------       -------------   ------------       ------------

   Total pre-petition
    liabilities not subject
    to compromise                  3,232,230      (3,232,230)                 --             --                 --
                                ------------    ------------       -------------   ------------       ------------

    Total current liabilities      3,543,432      (3,411,022)                 --             --            132,410

Note payable                         300,000              --                  --             --            300,000
                                ------------    ------------       -------------   ------------       ------------

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                  September 30, 2005

Total Liabilities                  3,843,432      (3,411,022)                 --             --            432,410
                                ------------    ------------       -------------   ------------       ------------

Stockholders' Equity

   Preferred stock                12,851,000              --                  --    (12,851,000)(4)             --

   Common stock - old                524,311       3,411,022(1)       (3,935,333)(2)         --                 --

   Common stock - new                     --              --              41,418(2)          --             41,418

   Additional paid-in capital     31,448,529              --           3,893,915(2) (35,342,444)(4)             --

   Accumulated deficit           (48,615,671)             --                  --     48,615,671(4)              --
                                ------------    ------------       -------------   ------------       ------------

Total Stockholders'
  Equity                          (3,791,831)      3,411,022                  --        422,227             41,418
                                ------------    ------------       -------------   ------------       ------------

Total Liabilities and
  Stockholders' Equity          $     51,601    $         --       $          --   $    422,227       $    473,828
                                ============    ============       =============   ============       ============

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

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
                            ===============    ===============   ===============

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

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

The remaining accounts payable consists primarily of audit fees and various payables in connection with administrative activities. The Note Payable of $300,000 represents funds advanced to the Company to fund operations upon reemergence from bankruptcy. The $100,000 in contingency for litigation represents a reserve for common shares to be issued (see Note 4).

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

NOTE  4 - CONTINGENCY RESERVE FOR SETTLEMENT IN LITIGATION

      During 2003, a lawsuit was filed on behalf of the participants involved in a September 2001 private placement offering. The suit alleges that the Company received $100,000 from various parties for 500,000 pre-split shares of common stock. The plaintiffs claim that the shares were never received. In September 2004, the matter was voluntarily dismissed without prejudice by the Plaintiffs, however management anticipated that the Plaintiffs would re-file the matter at a later date. Management had established a reserve of $100,000 for a potential future settlement. In January 2005, the Company issued 100,000 (post-split) shares of common stock to the Plaintiff to satisfy the potential claim.

NOTE  5 - RELATED PARTY TRANSACTION

      The Company occupies office space on "as need" basis in Miami Beach, Florida. The space is provided rent-free by the Company's General Counsel. Due to the limited amount of time the office space is utilized by the Company its value is deemed to be immaterial.

NOTE  6 - OTHER MATTERS

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

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

      STOCK WARRANTS

      As previously  discussed,  the Company  issued  48,434,000  stock warrants during the year ended December 31, 2004 in connection with the stock purchase agreement, a private placement offering, and the consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2004 and for the nine months ended September 30, 2005

                                                     Weighted
                                         Warrants   Average Price
Beginning Balance, 1/1/04                   45,000  $    .200
Warrants granted                        48,434,000       .001
Warrants exercised                               -          -
Warrants cancelled                               -          -
                                        ----------  ---------
Ending Balance, 12/31/04                48,479,000  $    .001
       Warrants granted (May 2005)       1,666,000       .001
                                        ----------   --------
       Ending Balance, 9/30/05          50,145,000  $    .001
                                        ==========  =========

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

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

      OTHER MATTERS

      On September 8, 2004 the U.S. Securities and Exchange Commission (SEC) instituted an administrative proceeding against the Company pursuant to
      Section 12(j) of the Exchange Act to determine whether the Company's registration pursuant to Section 12 of the Exchange Act should be revoked or in the alternative, suspended for a period not exceeding twelve months. On September 25, 2004 the Company filed its answer to the SEC's order instituting public administrative proceedings in which it asserted a defense to the allegations and relief sought. The SEC and the Company agreed that the Company would withdraw the Company's registration pursuant to Section 12 of the Exchange Act. Also on that date, the SEC issued on order pursuant to Section 12(k) of the Exchange Act suspending trading in the securities of the Company for the period from 9:30 am EDT on September 8, 2004 through 11:59 pm EDT on September 21, 2004 as a result of alleged lack of current and accurate information concerning the securities of the Company. The SEC alleged that the Company failed to file periodic reports required by the Exchange Act.

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

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

NOTE 9 - CORRECTION OF AN ERROR

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

      In addition, the Company revised its financial statements as a result of the following errors:

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                               September 30, 2005

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

Overview

Brampton Crest International, Inc. ("the Company"), a Nevada corporation, was originally organized as Selvac Corporation, a Delaware corporation. In September 28, 1982, the Selvac Corporation restated its Certificate of Incorporation and changed its name to Mehl/Biophile International Corporation. On March 22, 2000, the Company reorganized as Hamilton-Biophile Companies. On November 26, 2001, the Company re-domiciled to Nevada. Hamilton Biophile Companies changed their name to Brampton Crest International, Inc., effective on November 9, 2004.

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

The Company has also begun marketing a new medical grade sunless tanner called Lyphazome Inside Tan product. No assurances can be given that this new product will produce a material revenue stream.

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

The Company's current independent contractor working under a new agreement will initially cover the state of Florida. On August 24, 2005 the Company engaged an independent contractor Company, Tina's Lotions & Creams. Per the terms of the agreement the independent contractor Company will use its best efforts to provide marketing, sales, inventory control, shipping, customer service as well as sell and distribute Brampton's consumer personal care products. The independent consultant Company is paid $1,625 bi-weekly, a commission of 15% of gross sales, and receives a $300 dollar per month auto allowance. No assurances can be made that either independent contractor will produce a material revenue stream.

On September 8, 2005 the Company signed a direct supplier distribution agreement with Dermazone Solutions, LLC to become a non-exclusive distributor of their full line of products in a territory comprising of all North America. The Company had been a sub-distributor. As a result of signing on as a non-exclusive distributor with Dermazone Solutions, LLC , the Company has been able to buy product for 25% less than it had before before and, management believes, this will result in a material revenue stream and an increase in our profit margins. The Company has rescinded its sub-distributor agreement with RX USA Marketing, entered into on March 1, 2005.

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

The Company is marketing and selling these cosmetics and non-prescription dermatology products under the name DermaRX. The domain www.DermaRX.net has been registered and paid for. The Company also plans to build a web site later on in Phase 1 and into Phase 11 of its plan and has taken quotes for the building of the site. The Company also plans to private label it's own products once there is greater market acceptance and greater market awareness of it's current product line therefore increasing the branding of the name DermaRX.

The Company's business plan contemplates growth in three phases:

Phase I (30 through 180 days)

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

By the end of the third quarter the Company had successfully accomplished the following objectives in Phase 1 ahead of schedule.
      a) Two full time outside sales reps were signed to agreement and are on the road calling on customers.
      b) A North American distribution agreement with Dermazone Solutions, LLC was signed on September 8, 2005, an initial order of product was placed and delivered.
      c)    An Ebay account has been set up.
      d)    Products are being marketed and advertised under the name DermaRx.
      e) We continue to look for new products and just attended an industry trade show in Orlando.

No assurances can be made that the Company will continue to accomplish all its objectives in each phase.

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

                      THREE MONTHS ENDED SEPTEMBER 30, 2005
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Sales of $0 for the three month period ended September 30, 2004 remained at $0 for the three month period ended September 30, 2005, primarily as a result of implementing our business plan and developing a sales force.

Selling, General and Administrative Expenses decreased from $167,956 for the three month period ended September 30, 2004 to $36,021 for the three month period ended September 30, 2005 due to professional fees and promotional expenses incurred in 2004 to assist the Company while it was attempting to emerge from bankruptcy.

Other income (expenses) for the three months ended September 30, 2005 increased by $7,734 due to interest income being earned on investments.

Costs of sales of $0 for the three month period ended September 30, 2004 remained at $0 for the three month period ended September 30, 2005.

Net loss decreased from a net loss of ($167,956) for the three month period ended September 30, 2004 to net loss of ($28,287) for the three month period ended September 30, 2005 due to the above analysis of Income and Expenses.

                         NINE MONTHS ENDED SEPTEMBER 30, 2005
                   COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Sales increased from $287 for the nine month period ended September 30, 2004 to $2,237 for the nine month period ended September 30, 2005, primarily as a result of the sale of Company's products following emerging from bankruptcy.

Costs of sales increased from $0 for the nine month period ended September 30, 2004 to $1,221 for the nine month period ended September 30, 2005, primarily due to the increased sales of the Company's products.

Selling, General and Administrative Expenses decreased from $323,916 for the nine month period ended September 30, 2004 to $165,916 for the nine month period ended September 30, 2005 due to professional fees and promotional expenses incurred in 2004 to assist the Company while it was attempting to emerge from bankruptcy.

Other income (expenses) for the nine months ended September 30, 2005 decreased by $101,962 due to non-recurring items such as loss on a write off of a loan receivable ($10,657) in 2004 and other income-bulk sale of various assets and liabilities of $132,044 in 2004. These occurred while the Company was attempting to emerge from bankruptcy.

Net loss decreased from a net loss of ($204,942) for the nine month period ended September 30, 2004 to net loss of ($148,175) for the nine month period ended September 30, 2005, due to the above analysis of Income and Expenses.

Current Assets

Cash increased from $903,310 at December 31, 2004 to $1,000,940 at September 30, 2005, primarily as a result of a sale of the Company's securities.

Total assets increased from $928,310 at December 31, 2004 to $1,024,126 at September 30, 2005, primarily as a result of a sale of the Company's securities.

Liabilities

The Contingency reserved for settlement of litigation, a total of $100,000, was no longer reserved as of September 30, 2005 as the underlying matter was settled.

Current liabilities decreased from $19,298 at December 31, 2004 to $13,389 at September 30, 2005, due to the payment of Accounts Payable related to the Company's current operations.

Liquidity and Capital Resources.

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of $1,250,100 from a private placement of our securities ) and the additional financing of $249,900. Our management estimates that once the business plan is implemented, we will require a minimum cash flow of approximately $15,000 per month to maintain operations. Based on the remaining balance of the proceeds from the offering
($950,100), we will have sufficient capital to sustain operations during and beyond the next 12 months. In addition, on January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900, which was finalized during May, 2005, when the restrictions were met and the funds disbursed from escrow.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Principal Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our President and Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

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

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

            31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

            32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami Beach, Florida, on November 4, 2005.

                                      BRAMPTON CREST INTERNATIONAL INC.

                            By /s/ J. Rod Martin
                            ----------------------------------------------------
                            J. Rod Martin
                            President, Principal Executive Officer

    Date:  November 10, 2005

                            By  /s/ Robert Wineberg
                            ----------------------------------------------------
                            Robert Wineberg
                            Chief Financial Officer

    Date:  November 10, 2005