Form 10KSB
period 2005-12-31
BRAMPTON CREST INTERNATIONAL INC
filed 2006-03-21
CIK 1321002

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------



                                   FORM 10-KSB
          [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                            For the fiscal year ended
                     December 31, 2005 [ ] TRANSITION REPORT
                        UNDER SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934



--------------------------------------------------------------------------------




                       BRAMPTON CREST INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                              000-1321002                       30-0286164
(State or other jurisdiction of           (Commission File Number)   (I.R.S. Employer Identification No.)
incorporation or organization)

1224 Washington Avenue, Miami Beach, FL                                             33139
(Address of principal executive offices)                                          (Zip Code)



       Registrant's telephone number, including area code: (305) 531-1174

                                       N/A

          (Former name or former address, if changed since last report)


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)   Yes [X]  No [  ]                (2)   Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:     $ 2,815

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As of December 31, 2005, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                        Outstanding as of February 15, 2006
------------------------------          -------------------------------------
Common Stock, $0.001 per share                       51,518,710
                                                     ==========


                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by reference are referred to under Part 1V

Transitional Small Business Disclosure Format (check one) Yes|_| No |X|

--------------------------------------------------------------------------------


PART I

ITEM 1.   Description of Business                                          2

ITEM 2.   Description of Property                                          4

ITEM 3.   Legal Proceedings                                                4

ITEM 4.   Submission of Matters to Vote of Securities Holders              5

PART II
--------

ITEM 5.    Market for Common Equity and Related Stockholder Matters        5

ITEM 6.    Management's Discussion and Analysis or Plan of Operations      6

ITEM 7.    Financial Statements                                            8

ITEM 8     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                        8

ITEM 8A.  Controls and Procedures                                          9

ITEM 8B.  Other Information                                                9

PART III
----------

ITEM 9     Directors, Executive Officers, Promoters, and Control
               Persons; Compliance with Section 16(a) of the Exchange Act  9

ITEM 10.  Executive Compensation                                          10

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management  12

ITEM 12.  Certain Relationships and Related Transactions                  13

ITEM 13..  Exhibits and Reports on Form 8-K                               35

ITEM 14..  Principal Accountant Fees and Services                         36

           SIGNATURES                                                     36

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Brampton Crest International, Inc. ("the Company"), a Nevada corporation, was originally organized as Selvac Corporation, a Delaware corporation. On June 28, 1982, the Selvac Corporation restated its Certificate of Incorporation and changed its name to Mehl/Biophile International Corporation. On March 22, 2000, the Company reorganized as Hamilton-Biophile Companies. On November 26, 2001, the Company re-domiciled to Nevada. Hamilton Biophile Companies changed their name to Brampton Crest International, Inc., effective on November 18, 2004.

On January 3, 2000, the Company filed a petition under chapter 11 of title 11, United States Code (the "Bankruptcy Code") for Chapter 11 reorganization in US Bankruptcy Court, Eastern District of California, Case No. 00-20004-A-11. Mehl/Biophile International Corporation and then subsequently, Hamilton-Biophile Companies remained in possession of their assets and properties, and continued to operate its businesses and manage its properties as debtor-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 27, 2001, the Bankruptcy Court issued an order confirming Hamilton-Biophile Companies' first amended plan of reorganization and a Final Decree was entered on July 3, 2003. On December 19, 2003, Hamilton-Biophile Companies entered into a Stock Purchase Agreement with Brampton Crest International, LLC. (the "Stock Purchase Agreement"). On March 22, 2004 the Company filed a Conditional Application to Reopen the Case for the Authority to Complete the Stock Purchase Agreement between the Company and Brampton Crest International, LLC, dated December 19, 2003. On April 9, 2004, the Bankruptcy Court approved the Company's application to complete the Stock Purchase Agreement between the Company and Brampton Crest International, LLC. dated December 19, 2003. On November 8, 2004, the Bankruptcy Court issued an Order closing the bankruptcy proceedings.

Business

The Company is in the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of two independent sales consultants. The Company has also been marketing and selling a micro-dermabrasion motorized scrubbing and cleaning system but after further consideration and additional market research has decided to discontinue the sale of this device. Although sales of the consumer cosmetics and non-prescription dermatology products have been slow and general acceptance for these products has been less than anticipated the Company still feels it can be successful in establishing a domestic market and once it has done so it will then attempt to sell on an international level. However, due to the dismal acceptance of the consumer product line the Company's management, consultants and board of directors feel it is now important to dedicate time and Company resources towards finding a suitable business combination and or use best efforts to find a possible acquisition or merger.

The Company currently uses two independent sales contractors to sell its products, working under independent contractor agreements. The contractors are initially covering the state of Florida only. The first, Tina's Lotions and Creams, LLC, an independent sales contractor Company which was engaged on August 24, 2005 and per the terms of the agreement uses its best efforts to provide marketing, sales, inventory control, shipping, customer service as well as sell and distribute Brampton's consumer personal care products. The independent contractor Company is paid $1,625 bi-weekly, a commission of 15% of net revenue, and receives a $300 dollar per month auto allowance. The agreement is in effect for a term of fifteen months.

   The second independent sales contractors also operates under an agreement, signed and dated February 15, 2006. This agreement replaces a prior agreement with this independent contractor and per the terms of this new agreement, the contractor will use his best efforts to sell the Company's cosmetics and non-prescription dermatology products on a full time basis. The contractor is an experienced skin care sales person and has been in the business for many years. He comes to the Company with a list of over 250 customers that he has either sold to before or that he has visited and/or prospected in the past. This contractor spends his working time for the Company selling and calling on this list of customers and potential new customers. The contractor receives a $400 per month auto allowance and a 15 % commission on net revenues. This agreement expires on June 30, 2006 unless extended in writing by the parties.

The third independent contractor no longer works for the Company. The agreement between the Company and the independent contractor dated November 15, 2004 was terminated per section 5 on November 9, 2005.

The Company's products were originally supplied by RX USA Marketing per a Sub-Distributor Supplier Agreement. On November 9, 2005 the Company rescinded the Agreement with RX USA Marketing dated March 1, 2005 per section 2 of the agreement and the products are now supplied directly from the manufacturer, Dermazone Solutions, LLC per a distribution agreement signed on September 8, 2005. The Dermazone Solutions, LLC agreement is a non-exclusive distribution agreement giving Brampton access to their full line of products in a territory comprising of all North America.

This is a highly competitive business with thousands of products available to consumers and new products coming to market daily. The customer base and potential new customer base consists of Medical spas, dermatology offices, resorts, spas, suntan parlors,hotel gift shops, drug stores, beach/novelty stores, convenience stores, sporting gyms etc.

Cosmetics and non-prescription dermatology products are typically sold via on-line (web site), infomercials, multi level marketing, in-house salesmen, trade shows, sales reps and direct from manufacturer. Entry into this business is not difficult, but it is highly competitive. Most, if not all, of the customers listed above already have in stock several varieties of sun screens, lotions, self tanners and other products we currently carry making it very difficult to convince them to take on other lines. Currently, our only method of sales is using independent consultants and they have experienced less than expected general acceptance of our products.

The Company has also been attempting to market a new medical grade sunless tanner called Lyphazome Inside Tan. This is a new and unique product just recently developed by our manufacturer/distributor and the Company had hoped it could differentiate itself from the competition by concentrating its marketing and sales efforts on this new product. However sales have been dismal to date, re-orders on sales have been slow and in most cases re-orders have been none at all. No assurances can be given that any of the products including the new product, Lyphazome Inside Tan, will ever produce a material revenue stream.

The cosmetics and non-prescription dermatology products industry is intensely competitive in all its phases. The Company competes with many companies possessing greater financial resources and technical facilities than us for the cosmetics and non-prescription dermatology products industry, as well as for the recruitment and retention of qualified employees. There are no assurances that the Company will ever be successful in marketing and selling of its products.

We currently offer our products primarily to prospective customers who have established relationships with our sales consultants. We hope that these prospective customers will establish a general market for our products, however our sales growth and progress has been less than anticipated. Over time however, we are hopeful that the continued exposure of our products will achieve a greater market acceptance and greater market awareness. If this occurs, we believe we may be able to capitalize on this exposure and acceptance and can then expand our product sales nationally and internationally.

 The Company is marketing and selling these cosmetics and non-prescription dermatology products under the name DermaRX. The domain www.DermaRX.net has been registered and the Company has plans to build a web site sometime in the future. The Company also plans to private label it's own products if there is market acceptance and market awareness of it's current product line therefore increasing the branding of the name DermaRX.

The Company's business plan contemplated growth in three phases and by the end of the third quarter 2005 the Company had successfully accomplished nearly all of its objectives in Phase 1 ahead of schedule.

Phase I objectives:

      |X|   Hiring of two full time sales people.
      |X|   Enter    into    a    formal     distribution     agreement     with
            manufacturer/supplier  Dermazone  Solutions,  LLC and rescinding the sub-distributor agreement with RX USA Marketing.
      |X|   Begin  sale  of  products  with  new  sales  people  and  under  new distribution agreement covering the initial territory of Florida.
      |X|   Set up eBay account and begin selling.
      |X|   Market and sell Company's products under the name DermaRX.
      |X|   Set up company 800 order line.
      |X|   Continue to look for new products.
      |X|   Attend trade shows.

Although these objectives were accomplished ahead of schedule, sales were bleak and substantially less than anticipated. We feel the weak sales were due primarily to five reasons:

      o     The unusually busy hurricane season.

      o Down time as a result of the organization and ramping up of our new independent contractor Company Tina's Lotions and Creams, LLC.

      o The down time as a result of renegotiating the second independent contractor's agreement.
      o     Less than anticipated acceptance of the Company's line of products.
      o Less than anticipated acceptance of the Company's lead in product, Lyphazome Inside Tan as well as re-orders being slow for this product, to none at all after customers had made a first purchase.

Weak sales have forced the Company to revise Phase II and Phase III of its business plan to include the following:

Phase II (6-12 months)

      o     Do not hire any additional sales people or expand on territories but
            continue  to  canvass   southern   Florida  with  the  existing  two
            independent contractors.
      o     Market/sell products at South Florida Boat Shows.
      o     Set up sales calls at large national pharmacy chains.
      o     Set up sales calls with wholesalers, importers and exporters.
      o     Use telemarketing more effectively.
      o     Sell at flea markets.
      o Always work to increase the product line with complementary and unique new products.
      o Look for private label opportunities to market under the DermaRX name.
      o     Expand on marketing and advertising.
      o Look for a suitable business combination and use our best efforts to find a possible acquisition or merger.

Phase III (12-18 months)

      o     Continue to market/sell products at South Florida Boat Shows.
      o Continue setting up sales calls at large national pharmacy chains. o Continue setting up sales calls with wholesalers, importers and exporters.
      o Always work to increase the product line with complementary and unique new products.
      o     Continue to look for unique private label products.
      o Continue to look for new, unique and better products as well as distribution relationships. o Expand on marketing and advertising.
      o Look for a suitable business combination and use our best efforts to find a possible acquisition or merger.

No assurances can be made that the Company will continue to accomplish any of the objectives in each phase.

The Independent Contractor Agreement between the Company and Mr. Wineberg expired in December 31, 2005. A new Agreement was then signed on January 1, 2006 and per the terms of the agreement Mr. Wineberg will consult the Company in analyzing various business opportunities.

On November 29, 2005, the Board of Directors accepted the resignation of Robert Wineberg as Chief Financial Officer as submitted to the Board on November 23, 2005. There were no disagreements with Robert Wineberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On November 29, 2005, the Board of Directors appointed Brad Hacker, CPA as the Chief Financial Officer for the Company.

On December 7, 2005 the Company engaged Kramer Weisman and Associates, LLP, Certified Public Accountants & Consultants. The term of this agreement is for twelve months and expires on December 7, 2006. Fees for services rendered will be billed at a flat rate of $1,000 per month and both parties agree to review the hours accrued each month and adjust the contract as requested. Any additional work that is required will be billed at a standard hourly rate plus any out of pocket expenses and travel costs incurred. The Company will be billed at the end of the month for services rendered during the engagement. The terms of the agreement are the following:

      1.  Preparation  of  monthly  financials,   for  internal  purposes  only,
      including   input   of   all   financial    transactions   (receipts   and
      disbursements)and appropriate monthly journal entries.

      2. Preparation and supporting schedules of quarterly financial statements including balance sheet, income statement, equity and cash flow and all statements necessary for form 10QSB plus appropriate footnotes.

      3. Preparation of Form 10QSB including appropriate exhibits and schedules and management discussion and analysis write-up for the filing. 4. Preparation and supporting schedules of yearly financial statements including balance sheet, income statement, equity and cash flow and all statements necessary for form 10KSB plus appropriate footnotes.

The Company filed a Form 10-SB on December 16, 2004, and on May 17, 2005 became a reporting company pursuant to the Securities Exchange Act of 1934, as amended. The Company's 15C-211 filed on October 3, 2005 to list its securities on the Bulletin Board Exchange was approved on November 30, 2005 and the stock now trades under the ticker symbol BRCI.OB

Competition

The cosmetics and non-prescription dermatology products industry is intensely competitive in all its phases. We will compete with many companies possessing greater financial resources and technical facilities than us for the cosmetics and non-prescription dermatology products industry, as well as for the recruitment and retention of qualified employees.

We must overcome significant barriers to enter into the business of cosmetics and non-prescription dermatology products as a result of our limited operating history. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

We intend to offer our products primarily to prospective customers who have established relationship with our independent contractors. Management believes that these prospective customers will establish a general market for our products. Over time, through the exposure of our products resulting from our initial sales, we will achieve a greater market acceptance and greater market awareness. By doing so, we believe that we capitalize on the exposure and acceptance and can expand our product sales nationally and internationally through greater product recognition. This expanded product recognition and acceptance will permit us to be more competitive in this market.

ITEM 2. DESCRIPTION OF PROPERTY.

Brampton Crest International, Inc. currently maintains its office at 1224 Washington Avenue, Miami Beach, Florida 33139. The telephone number is (305) 531-1174. Other than this office, Brampton Crest International, Inc. does not currently maintain any other office facilities. The office is leased by Joseph
I. Emas and, as a courtesy, Mr. Emas allows Brampton Crest International, Inc. to use the office facilities without rent. For 2004 and 2005, the Company's use of Mr. Emas space was minimal and deemed immaterial. The Company leases storage space at Uncle Bob's Self-Storage, 7901 Sheridan St., Hollywood, 33024 at a cost of approximately $190 per month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

Brampton Crest International, Inc. is not a party to any pending legal proceedings, and no such proceedings are known or contemplated.

No director, officer or affiliate of Brampton Crest International, Inc. and no owner of record or beneficial owner of more than 5.0% of the securities of or any associate of Brampton Crest International, Inc. any such director, officer or security holder is a party adverse to Brampton Crest International, Inc. or has a material interest adverse to Brampton Crest International, Inc. in reference to pending litigation.

On June 8, 2004 the Securities and Exchange Commission issued an order pursuant to Section 12(k) of the Securities Exchange Act of 1934, suspending trading in the securities of the Company for the period 9:30 a.m. EDT on June 8, 2004 through 11:59 p.m. EDT on June 21, 2004 because of an alleged lack of current and accurate information concerning the securities of the Company. The Securities and Exchange Commission alleged that the Company had failed to file with the Securities and Exchange Commission periodic reports under the Securities Exchange Act of 1934 at least since the period ending September 30, 2001.

On June 8, 2004 the Securities and Exchange Commission also instituted an administrative proceeding against the Company pursuant to Section 12(j) of the Securities Exchange Act of 1934 to determine whether the Company's registration pursuant to Section 12 of the Exchange Act should be revoked or in the alternative, suspended for a period not exceeding twelve months.

The Company submitted an offer of settlement, which the Securities and Exchange

Commission determined to accept. Solely for the purpose of the Securities and Exchange Commission proceeding and any other proceeding brought by or on behalf of the Securities and Exchange Commission and without admitting or denying the findings, the Company consented to the entry of an order by the Securities and Exchange Commission making findings and revoking registration of securities pursuant to Section 12(j) of the Exchange Act. Pursuant to the Company's offer of settlement, on August 16, 2004 the Securities and Exchange Commission issued an Order Making Findings and Revoking Registration of Securities Pursuant to
Section 12(j) of the Exchange Act (Release No. 34-50200) against the Company. In this Order the Securities and Exchange Commission made findings that:

      1. Hamilton-Biophile (CIK No. 726608), a Nevada corporation with principal executive offices in Miami Beach, Florida, is a holding company with manufacturing subsidiaries. The common stock of Hamilton-Biophile had been registered under Exchange Act Section 12(g) since April 27, 1984. The Stock is quoted on the Pink Sheets (symbol "HBPH").

      2. On June 4, 1999, the United States District Court for the District of Columbia issued an Order of Permanent Injunction by default against Hamilton-Biophile (then called "Mehl Biophile") enjoining the issuer and its officers and agents from causing the issuer to fail to file timely periodic reports with the Commission in violation of Exchange Act ss. 13(a), which Hamilton-Biophile has violated by not filing any periodic reports since the period ending September 30, 2001 through the date of entity of the Order Making Findings and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934.

      3. Hamilton-Biophile has failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder, while its common stock was registered with the Commission in that it had not filed any periodic reports since the period ending September 30, 2001 through the date of entry of the order Making Findings and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934.

      The Order also revoked the registration of the Company's securities registered pursuant to Section 12 of the Exchange Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended October 31, 2005.

PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANTS COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

TRADING MARKET

On June 8, 2004 the Securities and Exchange Commission issued an order pursuant to Section 12(k) of the Securities Exchange Act of 1934, suspending trading in the securities of the Company for the period 9:30 a.m. EDT on June 8, 2004 through 11:59 p.m. EDT on June 21, 2004 because of an alleged lack of current and accurate information concerning the securities of the Company. The Securities and Exchange Commission alleged that the Company had failed to file with the Securities and Exchange Commission periodic reports under the Securities Exchange Act of 1934 since at least the period ending September 30, 2001.

On June 8, 2004 the Securities and Exchange Commission also instituted an administrative proceeding against the Company pursuant to Section 12(j) of the Securities Exchange Act of 1934 to determine whether the Company's registration pursuant to Section 12 of the Exchange Act should be revoked or in the alternative, suspended for a period not exceeding twelve months.

The Company submitted an offer of settlement, which the Securities and Exchange Commission determined to accept. Solely for the purpose of the Securities and Exchange Commission proceeding and any other proceeding brought by or on behalf of the Securities and Exchange Commission and without admitting or denying the findings, the Company consented to the entry of an order by the Securities and Exchange Commission making findings and revoking registration of securities pursuant to Section 12(j) of the Exchange Act. Pursuant to the Company's offer of settlement, on August 16, 2004 the Securities and Exchange Commission issued an Order Making Findings and Revoking Registration of Securities Pursuant to
Section 12(j) of the Exchange Act (Release No. 34-50200) against the Company. In this Order the Securities and Exchange Commission made findings that:

      1. Hamilton-Biophile (CIK No. 726608), a Nevada corporation with principal executive offices in Miami Beach, Florida, is a holding company with manufacturing subsidiaries. The common stock of Hamilton-Biophile had been registered under Exchange Act Section 12(g) since April 27, 1984. The Stock is quoted on the Pink Sheets (symbol "HBPH").

      2. On June 4, 1999, the United States District Court for the District of Columbia issued an Order of Permanent Injunction by default against Hamilton-Biophile (then called "Mehl Biophile") enjoining the issuer and its officers and agents from causing the issuer to fail to file timely periodic reports with the Commission in violation of Exchange Act ss. 13(a), which Hamilton-Biophile has violated by not filing any periodic reports since the period ending September 30, 2001 through the date of entity of the Order Making Findings and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934.

      3. Hamilton-Biophile has failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder, while its common stock was registered with the Commission in that it had not filed any periodic reports since the period ending September 30, 2001 through the date of entry of the order Making Findings and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934.

      The Order also revoked the registration of the Company's securities registered pursuant to Section 12 of the Exchange Act.

The company has contacted an authorized over-the-counter bulletin board (OTCBB), market maker for sponsorship of our securities on the over-the-counter bulletin board (OTCBB).

The Company's 15C-211 filed on October 3, 2005 to list its securities on the Bulletin Board Exchange was approved on November 30, 2005 and the stock now trades under the ticker symbol BRCI.OB

Furthermore, there can be no assurance that an active public market for our common stock will develop or be sustained or that the stock will be traded on the over-the- counter bulletin board (OTCBB).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on customers and competition in its markets, market demand, product performance, maintenance of relationships with key suppliers, difficulties of contracting or retaining independent contractors and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-KSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Report on Form 10-SB.

TWELVE MONTHS ENDED DECEMBER 31, 2005
COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2004

Sales increased from $287 for the twelve month period ended December 31, 2004 to $2,645 for the twelve month period ended December 31, 2005, primarily as a result of the sale of Company's products following emerging from bankruptcy.

Costs of sales increased from $0 for the twelve month period ended December 31, 2004 to $1,221 for the twelve month period ended December 31, 2005, primarily due to the increased sales of the Company's products.

Selling, General and Administrative Expenses decreased from $386,744 for the twelve month period ended December 31, 2004 to $256,105 for the twelve month period ended December 31, 2005 due to professional fees and promotional expenses incurred in 2004 to assist the Company while it was attempting to emerge from bankruptcy.

Other income (expenses) for the twelve month period ended December 31, 2005 increased by $319,377 due to non-recurring items such as write off of a loan receivable ($10,657) in 2004, other income-bulk sale of various assets and liabilities of $132,044 in 2004 and loss on impairment of goodwill. These occurred while the Company was attempting to emerge from bankruptcy.

Net loss decreased from a net loss of ($689,997) for the twelve month period ended December 31, 2004 to ($238,844) for the twelve month period ended December 31, 2005, due to the above analysis of Income and Expenses.

Current Assets
--------------
Cash increased from $903,310 at December 31, 2004 to $930,911 at December 31, 2005, primarily as a result of a sale of the Company's securities.

Total assets increased from $928,310 at December 31, 2004 to $935,207 at December 31, 2005, primarily as a result of a sale of the Company's securities.

Liabilities
-----------
The Contingency reserved for settlement of litigation, a total of $100,000, was no longer reserved as of December 31, 2005 as the underlying matter was settled.

Current liabilities decreased from $19,298 at December 31, 2004 to $15,139 at December 31, 2005, due to the payment of Accounts Payable related to the Company's current operations.

Liquidity and Capital Resources
-------------------------------
We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of $1,250,100 from a private placement of our securities in 2004 (see below). Our management estimates that once the business plan is implemented, we will require a minimum cash flow of approximately $18,000 per month to maintain operations. In addition, on January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900, which was finalized during May, 2005, when the restrictions were met and the funds disbursed from escrow.

The Company had a loan payable to a majority shareholder, Brampton Crest International, LLC of $300,000. The Company allocated the proceeds of the loan to satisfy costs, and other support, to reorganize Hamilton Biophile Companies. Management used part of the proceeds of this private placement to retire a debt of $300,000 to affiliate Brampton Crest International, LLC. Management intends to use the balance of the proceeds from the offering $950,100 and the additional financing of $249,900, towards the implementation of the business plan (including finding an appropriate revenue producing business opportunity) and to provide working capital for future expansion of the Company's operations.

Private Placement
-----------------
The Company entered into an agreement on November 1, 2004, pursuant to a Private Placement, to sell 8,334,000 units, each unit consisting of one share (post-reverse split) of common stock for consideration of $.15 per unit and a warrant to purchase an additional share of common stock at $.001 per share for a total price of $1,250,100.

On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at $.001 per share.

The units sold in the November 1, 2004 Private Placement and the January 11, 2005 Private Placement may not be resold for a period of twelve months from the date of purchase without the express written consent of the Company.

The Company had a loan payable to a majority shareholder, Brampton Crest International, LLC of $300,000. The Company allocated the proceeds of the loan to satisfy costs, and other support, to reorganize Hamilton Biophile Companies. Management used part of the proceeds of this private placement to retire a debt of $300,000 to affiliate Brampton Crest International, LLC. Management intends to use the balance of the proceeds from the offering ($950,100), towards the implementation of the business plan and to provide working capital and/or for future expansion of the Company's operations.

It is probable the Company will require additional capital in order to operate its business and there are no assurances the Company will be able to raise that capital in the future. The lotions, creams and other consumer cosmetics and non-prescription dermatology products intended to be sold by the Company under a Distributorship Agreement (as described below) have intense competition and there are no assurances the Company will be able to successfully penetrate the market.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURES

The Company's former accountant, Joseph Decosimo and Company, was appointed as the Company's auditor in June 1997. Joseph Decosimo and Company audited the Company balance sheets as of May 31, 1997 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. Such financial statements accompanied the Company's Form 10-KSB for the year ended May 31, 1997, and along with the report of independent accountants were filed with the Securities and Exchange Commission on September 11, 1997. In its report, Joseph Decosimo and Company stated that the Company had sustained recurring losses from operations which at that time raised substantial doubt about its ability to continue as a going concern.

Joseph Decosimo and Company was appointed as the Company's auditor in June, 1997. After completion of the audit for the year ending May 31, 1997 the Company and Joseph Decosimo and Company mutually determined not to enter into an engagement for the next fiscal year due to the Company's financial difficulty. Accordingly, the former accountant, Joseph Decosimo and Company, on or about the first quarter of 1998, declined to stand for re-election. Since the original engagement of Joseph Decosimo and Company, there have been no disagreements with Joseph Decosimo and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. The Company's financial statements have not been audited since May 31, 1997 due to its financial condition. The Company's management has changed since its last audit and it was determined that, while there was no concern regarding the quality of the audits performed by Joseph Decosimo and Company, a new independent certified public accountant would be in the best interests of the shareholders of the Company. In June, 2004, the Board of Directors approved the decision to change accountants.

Joseph Decosimo and Company did not report on the financial statements for either of the past two years and therefore there were no reported adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope, or accounting principles. However, as the Company filed for Chapter 11 reorganization in US Bankruptcy Court on January 3, 2000, there was an ongoing uncertainty regarding the ability of the Company to continue as a going concern since the May 31, 1997 report of Joseph Decosimo and Company.

During the Company's two most recent fiscal years and subsequent interim periods, there were no disagreements with the former accountant, Joseph Decosimo and Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On June 11, 2004, the Company engaged Berenfeld, Spritzer, Shechter & Sheer to act as the Company's independent certified public accountant. Berenfeld, Spritzer, Shechter & Sheer Certified Public Accountants were appointed by the Company on June 11, 2004 to audit the Company's financial statements for the fiscal years ended December 31, 2001, 2002 and 2003. During our two most recent fiscal years and the subsequent interim period preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted Berenfeld, Spritzer, Shechter & Sheer regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Berenfeld, Spritzer, Shechter & Sheer provided to the Company a written report or oral advice regarding such principles or audit opinion, nor has there been any disagreements between Berenfeld, Spritzer, Shechter & Sheer and the Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. Berenfeld, Spritzer, Shechter & Sheer has been engaged to audit the Company's year ended December 31, 2004.

The Company has provided Joseph Decosimo and Company with a copy of the disclosure provided under this caption of our Report on Form, 8-K, and advised it to provide the Company with a letter addressed to the Securities and Exchange Commission as to whether it agrees or disagrees with the disclosures made herein. To date, the Company has not received the letter from Joseph Decosimo. Upon receipt, Joseph Decosimo and Company's response will be filed with the SEC on Form 8-K/A as Exhibit 16.1 pursuant to Item 304(a)(3) of Regulation S-B.


ITEM 8A. CONTROLS AND PROCEDURES


(a)   Evaluation  of  Disclosure  Controls  and  Procedures
      -----------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c) of the date within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-KSB was being made.

(b)   Changes  in  Internal  Controls
      -------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.


ITEM 8B.   OTHER INFORMATION

      NONE

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The  directors  and  executive   officers   currently   serving  Brampton  Crest
International, Inc. are as follows:

                                                Positions
Name                        Age                 Held and Tenure
----                        ---                 ---------------

Rod Martin                  44                  Director, President

Joseph I. Emas              51                  Director

Brad Hacker                 46                  Chief Financial Officer


J. ROD MARTIN: President and Director of the Company since December, 2003. From 2001 through 2002, Mr. Martin acted as an independent consultant and, in 2003, was a founding member of Brampton Crest International, LLC. From 1999-2001 Chairman of the Board of Directors of GSociety, Inc., a niche market media/entertainment company. From 1995 to 1999, Mr. Martin was the principal shareholder and Chief Executive Officer of South Beach Cards, Inc. a world wide wholesaler of fine photography greeting cards, posters and calendars. From 1990 to 1994, Mr. Martin worked as an independent investment banker and acted as a consultant to public and private companies. From 1987 to 1990, Mr. Martin was the Regional Sales Manager for Gant and Associates, a national U.S. brokerage firm. From 1985 to 1987, Mr. Martin was Director of Marketing and Sales for Martin Machinery Company, a family-based industrial machine tool distributor. Mr. Martin has a B.S. in Marketing and Finance from the University of Arkansas.


Mr. Martin as a director and officer of Brampton Crest International, Inc. will devote all his time to the Company's affairs.

JOSEPH I. EMAS: Director of the Company since December, 2003. Mr. Emas is a securities regulation attorney and has practiced since January 1994. Mr. Emas received his Honors BA at University of Toronto, Bachelor of Administrative Studies, with distinction, at York University in Toronto, his JD, cum laude from Nova Southeastern Shepard Broad Law School and his L.L.M. in Securities Regulation at Georgetown University Law Center. Mr. Emas was an Adjunct Professor of Law at Nova Southeastern Shepard Broad Law School. Mr. Emas specializes in securities regulation, corporate finance, mergers and acquisitions and corporate law. Mr. Emas is licensed to practice law in Florida, New Jersey and New York.

The directors named above will serve until the first annual meeting of Brampton Crest International, Inc.'s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions regardless of any employment agreement, of which none currently exists or is contemplated.

BRAD HACKER: Chief Financial Officer since December 2005. Mr. Hacker is a Certified Public Accountant and partner in the firm Kramer Weisman and Associates, LLC. Mr. Hacker received his bachelor of business administration from the University Of Texas. Mr. Hacker as held position of Chief Financial Officer with both Public and private companies in South Florida. As previously mentioned the firm of Kramer Weisman and Associates, LLC has been retained by the company to provide accounting and financial services to the company.

There is no arrangement or understanding between the directors and officers of Brampton Crest International, Inc. and any other person pursuant to which any directors or officers were or are to be selected as a director or officer.

Board of Directors Committees and Other Information

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

The Board of Directors currently has no committees. As and when required by law, it will establish Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval. The Audit Committee Charter and the Compensation Committee Charter as attached hereto as Exhibit to this filing. The functions of the Audit Committee and the Compensation Committee are currently performed by the Board of Directors.

Director Compensation
---------------------

Our directors do not receive cash for their services. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors, but may enter into separate consulting agreements with individual directors at times.

Indemnification of Officers and Directors
-----------------------------------------

As permitted by Nevada law, Brampton Crest International, Inc.'s Amended and Restated Articles of Incorporation provide that Brampton Crest International, Inc. will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, Brampton Crest International, Inc. has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.
                                            11

Exclusion of Liability
----------------------

Pursuant to the Nevada Business Corporation Act, Brampton Crest International, Inc.'s Amended and Restated Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Nevada Business Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right that a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth information with respect to compensation paid by the Company to the President and compensation to named executive officer's that exceeds $100,000:


                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------

                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
----           -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
J. Rod Martin  President  2004     0        0      0                  0                0          0             0
                          2005     0        0      0                  0                0          0             0


Employees

Brampton Crest International, Inc. currently has no employees other than its directors and officers. J. Rod Martin is employed as our President and Joseph I. Emas is employed as our general counsel. Management expects to hire help as necessary and does not anticipate a need to engage any full-time employees until the business plan is applied.

Consulting Agreement

The  Company  has  entered  into a one year  Consulting  Agreement  with  Robert
Wineberg to assist the Company with corporate planning and development; specifically, to develop an in-depth familiarization with the Company's business objectives and bring to its attention potential or actual opportunities which meet those objectives or logical extensions thereof, (b) alert the Company to new or emerging high potential forms of product and distribution which could either be acquired or developed internally, (c) comment on the Company's
corporate   development  including  such  factors  as  position  in  competitive environment, financial performances vs. competition, strategies, operational viability, etc., and (d) identify prospective suitable merger or acquisition candidates for the Company, perform appropriate diligence investigations with respect thereto, advise the Company with respect to the desirability of pursuing such candidates, and assist the Company in any negotiations which may ensue there from.

Pursuant to the terms of the Consulting Agreement, the Company has compensated Mr. Wineberg with 100,000 shares of the Company's common stock and 100,000 warrants to purchase an equal number of common shares of the Company at an exercise price of $0.001 per share of common stock for a period of three years and shall pay to Mr. Wineberg an annual fee of $37,500 for a period of one year, payable monthly in advance in equal monthly payments of $3,125 commencing in January 1, 2005.

On November 1, 2004 Mr. Wineberg purchased 8,334,000 Units for $.15 per Unit. Each Unit consists of 1 share of the Company's common stock and warrant to purchase an equal number of common shares of the Company. On January 11, 2005 Mr. Wineberg purchased 1,666,000 Units for $.15 per Unit. On November 29, 2005, the Board of Directors accepted the resignation of Robert Wineberg as Chief Financial Officer as submitted to the Board on November 23, 2005. There were no disagreements with Robert Wineberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Mr. Weinberg has been retained by the the company to continue to provide consulting services. The term of Mr. Wineberg agreement is one year.

On November 29, 2005, the Board of Directors appointed Brad Hacker, CPA as the Chief Financial Officer for the Company.

On December 7, 2005 the Company engaged Kramer Weisman and Associates, LLP, Certified Public Accountants & Consultants. The term of this agreement is for twelve months and expires on December 7, 2006. Fees for services rendered will be billed at a flat rate of $1,000 per month and both parties agree to review the hours accrued each month and adjust the contract as requested. Any additional work that is required will be billed at a standard hourly rate plus any out of pocket expenses and travel costs incurred. The Company will be billed at the end of the month for services rendered during the engagement. The terms of the agreement are the following:

      1. Preparation of monthly financials, for internal purposes only, including input of all financial transactions (receipts and disbursements) and appropriate monthly journal entries.
      2. Preparation and supporting schedules of quarterly financial statements including balance sheet, income statement, equity and cash flow and all statements necessary for form 10QSB plus appropriate footnotes.
      3. Preparation of Form 10QSB including appropriate exhibits and schedules and management discussion and analysis write-up for the filing.
      4. Preparation and supporting schedules of yearly financial statements including balance sheet, income statement, equity and cash flow and all statements necessary for form 10KSB plus appropriate footnotes.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as at December 31, 2005, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                      Number of                Percentage of
Name and Address                       Shares                      Shares
                                Beneficially Owned (1)    Beneficially Owned (1)
----------------------          ----------------------    ---------------------
J. Rod Martin                        51,600,000 (2)            50.8%
1224 Washington Avenue
Miami Beach, FL  33139

Joseph I. Emas                       52,200,000 (3)            51.4%
1224 Washington Avenue
Miami Beach, FL  33139

Brad Hacker                                 -0-                  -0%
12515 Orange Drive, Suite 814
Davie, FL  33330

All directors and
executive officers as
a group (3 persons)                  52,200,000 (5)            51.4%

Brampton Crest International, LLC.   51,600,000 (2)            50.8%
1224 Washington Avenue
Miami Beach, FL  33139

Murray Bacal                         51,600,000 (2)            50.8%
1455 Ocean Drive #904
Miami Beach, Florida 33139

Robert Wineberg                      22,200,000 (4)            21.9%
Delaporte Point  #45
Nassau, Bahamas

      (1) Based on a total of an aggregate of 101,518,649 shares of capital stock, consisting of 51,518,649 issued and outstanding shares of common stock and warrants to purchase 50,000,000 shares of common stock.

      (2) Includes 25,800,000 shares of common stock held in the name of Brampton Crest International, LLC and warrants to purchase 25,800,000 shares of common stock held in the name of Brampton Crest International, LLC. J. Rod Martin, Murray Bacal, and Joseph I. Emas are the managing members of Brampton Crest International, LLC.

      (3) Includes 25,800,000 shares of common stock held in the name of Brampton Crest International, LLC, 300,000 shares of common stock held in the name of Joseph I, Emas, warrants to purchase 25,800,000 shares of common stock held in the name of Brampton Crest International, LLC (J. Rod Martin, Murray Bacal, and Joseph I. Emas are the managing members of Brampton Crest International, LLC) and warrants to purchase 300,000 shares of common stock held in the name of Joseph I, Emas.

      (4) Includes 11,100,000 shares of common stock and warrants to purchase 11,100,000 shares of common stock.

      (5) Includes 25,800,000 shares of common stock held in the name of Brampton Crest International, LLC, 300,000 shares of common stock held in the name of Joseph I, Emas, shares of common stock held in the name of Brampton Crest International, LLC (J. Rod Martin, Murray Bacal, and Joseph I. Emas are the managing members of Brampton Crest International, LLC),and warrants to purchase 300,000 shares of common stock held in the name of Joseph I, Emas.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company had a loan payable to a majority shareholder, Brampton Crest International, LLC, of $300,000. The Company allocated the proceeds of the loan to satisfy costs, and other support, to reorganize Hamilton Biophile Companies. On November 1, 2004, in a private placement the Company sold to Robert Wineberg 8,334,000 units consisting of 1 share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $.001 per share for $.15 per unit for a total price of $1,250,100. Management used part of the proceeds of this private placement to retire a debt of $300,000 to affiliate Brampton Crest International, LLC. Management intends to use the balance of the proceeds from the offering ($950,100), towards the implementation of the business plan and to provide working capital for future expansion of the Company's operations. The transactions described with Brampton Crest
International, LLC were on terms at least as favorable to the Company as it would expect to negotiate with unrelated third parties.

On November 1, 2004, the Company sold to Robert Wineberg 8,334,000 units consisting of 1 share of common stock and one three year warrant to purchase an additional share of common stock at an exercise price of $.001 per share for $.15 per unit for a total price of $1,250,100.

On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900 to Robert Wineberg. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at $.001 per share.

No officer, director, promoter, or affiliate of Brampton Crest International, Inc. has or proposes to have any direct or indirect material interest in any asset held by Brampton Crest International, Inc. through security holdings, contracts, options, or otherwise.

Although there is no current compensation plan in existence, it is probable that Brampton Crest International, Inc. will adopt a plan to pay or accrue compensation to its Officers and Directors for services related to development of the company's business plan.

ITEM 13. EXHIBITS AND REPORTS

(a) (1) FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title  of  Document                                                         Page
-------------------                                                         ----

Report of Independent Registered Public Accounting Firm                      F-1

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004                              F-2

Statements  of Operations  for the year ended  December 31, 2005             F-3
and for the periods from November 24, 2004 to December 31, 2004
(restated) and from January 1, 2004 to November 24, 2004
(restated)(Debtor-in-Possession)

Statements of Stockholders'  Equity for the year ended                       F-4
December 31, 2005 and for the periods from November 24, 2004 to December 31, 2004 (restated) and from January 1, 2004 to November 24, 2004 (restated) (Debtor-in Possession)


Statements  of Cash Flows for the year ended  December  31, 2005             F-6
and for the periods from November 24, 2004 to December 31, 2004
(restated) and from January 1, 2004 to November 24, 2004 (restated) (Debtor-in-Possession)

Notes to financial statements                                                F-7

(a) (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)   (3) EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


31.1  Section 302 Certificate of Chief Executive Officer


31.2  Section 302 Certificate of Chief Financial Officer


32.1  Section 906 Certificate of Chief Executive Officer


32.2  Section 906 Certificate of Chief Financial Officer


(b)   Reports on Form 8-K


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit  Fees
      -----------

The aggregate fees billed by the independent accountants for the last fiscal year for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $15,000.

(2)   Audit-Related  Fees
      -------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)   Tax  Fees
      ---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was zero dollars.

(4)   All  Other  Fees
      ----------------

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

(5)   Audit  Committee's  Pre-approval  Policies
      ------------------------------------------

At the present time, there are not sufficient directors, officers and employees involved with Brampton Crest to make any pre-approval policies meaningful. Once Brampton Crest has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)   Audit  hours  incurred
      ----------------------

The principal accountants spent approximately 50 percent of the total hours spent on the accounting. The hours were about equal to the hours spent by the Company's internal accountant.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934 the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Brampton Crest International, Inc.

/S/ J. Rod Martin
-----------------
    J. Rod Martin
    (President)

Date: March 11, 2006


/S/ Brad Hacker
-----------------
    Brad Hacker
   (Chief Financial Officer)


Date: March 11, 2006

/S/ Joseph I. Emas
------------------
    Joseph I. Emas
    (Director)

Date: March 11, 2006

PART F/S.  FINANCIAL STATEMENTS.

                       BRAMPTON CREST INTERNATIONAL, INC.
                       (F/K/A HAMILTON-BIOPHILE COMPANIES)

Report of Independent Registered Public Accounting Firm                      F-1

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004                              F-2

Statements  of Operations  for the year ended  December 31, 2005             F-3
and for the periods from November 24, 2004 to December 31, 2004
(restated) and from January 1, 2004 to November 24, 2004 (restated) (Debtor-in-Possession)

Statements of Stockholders'  Equity for the year ended                       F-4
December 31, 2005 and for the periods from November 24, 2004 to December 31, 2004 (restated) and from January 1, 2004 to November 24, 2004 (restated) (Debtor-in Possession)

Statements  of Cash Flows for the year ended  December  31, 2005             F-6
and for the periods from November 24, 2004 to December 31, 2004
(restated) and from January 1, 2004 to November 24, 2004 (restated) (Debtor-in-Possession)

Notes to financial statements                                                F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brampton Crest International, Inc.
(F/K/A Hamilton-Biophile Companies
Miami Beach, Florida

We have audited the accompanying balance sheets of Brampton Crest International, Inc. (F/K/A Hamilton-Biophile Companies) ("the Company")as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005 and the periods from November 24, 2004 to December 31, 2004 (restated) and from January 1, 2004 to November 24, 2004 (restated)(Debtor-in-Possession). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brampton Crest International, Inc. (F/K/A Hamilton-Biophile Companies) as of December 31, 2005 and 2004, and the results of its operations, stockholders' equity and its cash flows for the year ended December 31, 2005 and the periods from November 24, 2004 to December 31, 2004 (restated) and from January 1, 2004 to November 24, 2004 (restated)(Debtor-in-Possession) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, certain errors were discovered by management that affected the December 31, 2004 balance sheet, and the statement of operations for the periods January 1, 2004 through November 24, 2004 and November 24, 2004 to December 31, 2004. Accordingly, the 2004 financials statements have been restated to correct the errors.




BERENFELD, SPRITZER, SHECHTER & SHEER


Sunrise, Florida
March 5, 2006

                       BRAMPTON CREST INTERNATIONAL, INC.
                       (F/K/A HAMILTON-BIOPHILE COMPANIES)
                                 BALANCE SHEETS

                                                                December 31,  December 31,
                                                                    2005          2004
                                                                 ----------    ----------
                                                                               (Restated)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $  930,911    $  903,310
  Inventory                                                           3,581        10,000
  Prepaid consulting expense                                           --          15,000
                                                                 ----------    ----------
                                                                    934,492       928,310
                                                                 ----------    ----------
PROPERTY, PLANT AND EQUIPMENT
  Office furniture                                                      834          --
  Accumulated depreciation                                             (119)         --
                                                                 ----------    ----------
                                                                        715          --
                                                                 ----------    ----------


TOTAL ASSETS                                                     $  935,207    $  928,310
                                                                 ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                               $   15,139    $   19,298
                                                                 ----------    ----------


CONTINGENCY
  Reserve for settlement in litigation                                 --         100,000
                                                                 ----------    ----------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 100,000,000 shares                  51,518        49,752
    authorized, 51,518,710 and 49,752,648 shares issued
    and outstanding at December 31, 2005 and December 31, 2004
  (restated), respectively
  Additional paid-in capital                                      1,589,900     1,241,766
  Accumulated deficit                                              (721,350)     (482,506)
                                                                 ----------    ----------

    Total stockholders' equity                                      920,068       809,012
                                                                 ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  935,207    $  928,310
                                                                 ==========    ==========

                       BRAMPTON CREST INTERNATIONAL, INC.
                       (F/K/A HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF OPERATIONS


                                              Year            Period from          Period from
                                             Ended        November 24, 2004     January 1, 2004 to
                                       December 31, 2005  to December 31, 2004   November 24, 2004
                                       -----------------  --------------------  ------------------
                                                               (Restated)           (Restated)
                                                                                   (Debtor-in-
                                                                                   Possession)
SALES                                  $           2,645  $             --      $              287
COST OF SALES                                      1,221                --                    --
                                       -----------------  --------------------  ------------------

  GROSS PROFIT                                     1,424                --                     287

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        256,105                60,279             326,465
                                       -----------------  --------------------  ------------------

LOSS FROM OPERATIONS                            (254,681)              (60,279)           (326,178)
                                       -----------------  --------------------  ------------------

OTHER INCOME (EXPENSES)
  Loss on write-off of loan receivable              --                  --                 (10,657)
  Loss on impairment of goodwill                    --                (422,227)               --
  Loss on impairment of inventory                 (9,910)
  Other income - bulk sale of
    various assets and liabilities to
    related party                                   --                    --               132,044
  Interest and dividend income                    25,747                  --                  --
  Interest expense                                  --                    --                (2,700)
                                       -----------------  --------------------  ------------------

    TOTAL OTHER INCOME (EXPENSES)                 15,837              (422,227)            118,687
                                       -----------------  --------------------  ------------------

LOSS BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                  (238,844)             (482,506)           (207,491)


REORGANIZATION ITEMS                                --                    --                  --

INCOME TAXES                                        --                    --                  --
                                       -----------------  --------------------  ------------------

NET LOSS                               $        (238,844) $           (482,506) $         (207,491)
                                       =================  ====================  ==================

LOSS PER SHARE -
  BASIC AND DILUTED                    $            --    $               (.01) $            (0.15)
                                       =================  ====================  ==================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED
  (SEE NOTE 1)                                51,470,264            44,107,035           1,344,982
                                       =================  ====================  ==================

                       BRAMPTON CREST INTERNATIONAL, INC.
                      (F/K/A/ HAMILTON-BIOPHILE COMPANIES)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    Year ended December 31, 2005 and for the
                    periods November 24, 2004 to December 31,
            2004 (Restated) and January 1, 2004 to November 24, 2004
                        (Restated)(Debtor-in-Possession)


                                   Preferred Stock           Common Stock  Total         Additional                    Stockholder's
                                   to be Converted                                         Paid-in      Accumulated       Equity
                                                                                           Capital        Deficit        (Deficit)
                               --------------------------  --------------------------    -----------    -----------    -----------
                                  Shares         Amount      Shares         Amount
                               -----------    -----------  -----------    -----------
BALANCE,DECEMBER 31, 2003           12,851     12,851,000      600,732        478,798     31,441,052    (48,408,180)    (3,637,330)

Issuance of common stock
 For service                          --             --        253,262         37,990           --             --           37,990

Issuance of common stock
 For prepaid consulting               --             --        100,000          7,523          7,477           --           15,000

Net loss January 1, 2004
 To November 24, 2004
(Debtor-in Possession)                --             --           --             --             --         (207,491)      (207,491)
                               -----------    -----------  -----------    -----------    -----------    -----------    -----------

BALANCE, NOVEMBER 24, 2004          12,851     12,851,000      953,994        524,311     31,448,529    (48,615,671)    (3,791,831)

Shares issued in connection
With debt discharge per
Bankruptcy confirmation:

  Conversion short-term note
  note payable to common stock        --             --          5,625         45,000           --             --           45,000

 Issuance common stock in
 Settlement of vendor
 account payable                      --             --          4,375         35,000           --             --           35,000

 Liability for stock to be
 issued satisfied
 With issuance of common stock        --             --         50,000         98,792           --             --           98,792

 Issuance of common
 stock in settlement
 of pre-petition liabilities          --             --        404,654      3,232,230           --             --        3,232,230
                               -----------    -----------  -----------    -----------    -----------    -----------    -----------

Balance after debt discharge        12,851     12,851,000    1,418,648      3,935,333     31,448,529    (48,615,671)      (380,809)

Recapitalization of common
Stock per bankruptcy
Confirmation:

 Retirement of old common
 Stock- no par value                  --             --     (1,418,648)    (3,935,333)     3,883,915           --          (51,418)
                               -----------    -----------  -----------    -----------    -----------    -----------    -----------

 Balance after retirement           12,851     12,851,000         --             --       35,332,444    (48,615,671)      (432,227)

Issuance of new common
stock -.001 par value                 --             --      1,418,648          1,418           --             --            1,418

Sale of common stock
pursuant to stock
purchase agreement                    --             --     40,000,000         40,000         10,000           --           50,000
                               -----------    -----------  -----------    -----------    -----------    -----------    -----------

 Balance after
recapitalization                    12,851     12,851,000   41,418,648         41,418     35,342,444    (48,615,671)      (380,809)

Fresh start accounting             (12,851)   (12,851,000)        --             --      (35,342,444)    48,615,671        422,227
                               -----------    -----------  -----------    -----------    -----------    -----------    -----------
Balance after adoption
of fresh-start accounting             --             --     41,418,648         41,418           --             --           41,418

Sale of common stock
pursuant to private
placement agreement                   --             --      8,334,000          8,334      1,241,766           --        1,250,100

Net loss for the period
November 24, 2004 to
December 31, 2004                     --             --           --             --             --         (482,506)      (482,506)
                               -----------    -----------  -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2004            --             --     49,752,648         49,752      1,241,766       (482,506)       809,012

                       BRAMPTON CREST INTERNATIONAL, INC.
                      (F/K/A/ HAMILTON-BIOPHILE COMPANIES)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    Year ended December 31, 2005 and for the
                    periods November 24, 2004 to December 31,
               2004 (Restated) and January 1, 2004 to November 24,
                      2004 (Restated)(Debtor-in-Possession)


Issuance of common stock
For contingency reserve for
Settlement in litigation              --             --        100,000            100         99,900           --          100,000

Sale of common stock                  --             --      1,666,000          1,666        248,234           --          249,900

Fractional Shares Issued              --             --             62           --             --             --             --

  Net loss for the year ended
    December 31, 2005                 --             --           --             --             --         (238,844)      (238,844)
                               -----------    -----------  -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2005            --             --     51,518,710    $    51,518    $ 1,589,900    $ (721,350)    $   920,068

                               ===========    ===========  ===========    ============   ===========    ===========    ===========

                       BRAMPTON CREST INTERNATIONAL, INC.
                       (F/K/A HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF CASH FLOWS

                                                                   Year            Period from            Period from
                                                                   Ended        November 24, 2004 to   January 1, 2004 to
                                                             December 31, 2005   December 31, 2004     November 24, 2004
                                                             -----------------  --------------------  -------------------
                                                                                     (Restated)            (Restaed)
                                                                                                          (Debtor-in-
                                                                                                          Possession)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net (loss)                                                 $        (238,844) $           (482,506) $          (207,491)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation                                                         119                  --                  2,355
      Loss on write-off of loan receivable                                --                    --                 10,657
      Loss on impairment of goodwill                                      --                 422,227                 --
      Loss on write-off of inventory                                    19,910                  --                   --
      Gain on transfer of net liabilities
        bulk sale agreement                                               --                    --               (132,044)
      Common stock issued for services                                    --                    --                 52,990
      Changes in operating assets and liabilities:
      (Increase) decrease in:
        Inventory                                                      (13,491)                 --                (10,000)
        Prepaid and other current assets                                15,000                  --                (12,052)
      Increase (decrease) in:
        Accounts payable and accrued expenses                           (4,159)              (13,112)              32,843
                                                             -----------------  --------------------  -------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (221,465)              (73,391)            (262,742)
                                                             -----------------  --------------------  -------------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Proceeds (repayment) of Loan from related party                       --                (300,000)             300,000
    Loan to related party                                                 --                    --                (10,657)
    Purchases of Fixed Assets                                             (834)                 --
                                                             -----------------  --------------------  -------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (834)             (300,000)             289,343
                                                             -----------------  --------------------  -------------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from sale of common stock                                 249,900             1,250,100                 --
                                                             -----------------  --------------------  -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              249,900             1,250,100                 --
                                                             -----------------  --------------------  -------------------

NET INCREASE IN CASH & CAH EQUIVALENTS                                  27,601               876,709               26,601

CASH & CAH EQUIVALENTS, BEGINNING OF PERIOD                            903,310                26,601                 --
                                                             -----------------  --------------------  -------------------

CASH & CAH EQUIVALENTS, END OF PERIOD                        $         930,911  $            903,310  $            26,601
                                                             =================  ====================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the period                            $                  $              2,700  $              --
                                                             =================  ====================  ===================
  Income taxes paid during the period                        $            --    $               --    $              --
                                                             =================  ====================  ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

  Conversion of short-term note payable to common stock      $            --    $               --    $            45,000
                                                             =================  ====================  ===================
  Conversion of Vendor Account Payable to common stock       $            --    $               --    $            35,000
                                                             =================  ====================  ===================
  Liability for stock to be issued satisfied with
    issuance of common stock                                 $            --    $               --    $            98,792
                                                             =================  ====================  ===================
  Goodwill from fresh start accounting                       $            --    $            422,227  $              --
                                                             =================  ====================  ===================
  Conversion of pre-petition liabilities to common stock     $            --    $               --    $         3,232,230
                                                             =================  ====================  ===================

  Issuance of Common Stock in Settlement of Litigation       $         100,000  $               --    $
                                                             =================  ====================  ===================

NOTE  1  -  SUMMARY  OF  SIGNIFICANT   ACCOUNTING   POLICIES   ORGANIZATION  AND
CAPITALIZATION

      Brampton Crest International, Inc., formerly known as Hamilton-Biophile Companies ("the Company"), a Nevada corporation, was formerly organized as Mehl/Biophile International Corporation. On March 22, 2000, the Company was reorganized as Hamilton-Biophile Companies. Effective November 18, 2004, the Company changed its name to Brampton Crest International, Inc.

      On January 3, 2000, the Company filed a petition for Chapter 11 reorganization in US Bankruptcy Court, Eastern District of California. On March 27, 2001, the Court confirmed the Plan of Reorganization and on July 3, 2003, the bankruptcy case was closed. See Note 2.

      On March 22, 2004, the bankruptcy case was reopened to implement the confirmed plan and complete a stock purchase agreement. On November 8, 2004, the court confirmed the Plan of Reorganization and the bankruptcy case was closed. See Note 10.

      The Company's authorized capital stock consisted of 60,000,000 shares of common stock, no par value, and 200,000 shares of preferred stock, $10 par value, $1,000 stated value through November 2004.

      During 2004, in accordance with the Plan of Reorganization and through Fresh Start Accounting the Company cancelled 12,851,000 shares of preferred stock. The prior conversion features of the preferred stock were revised during the bankruptcy proceedings (See Note 7).

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

      BUSINESS

      The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through December 31, 2005, business activities were still kept at a minimum.

      FINANCIAL STATEMENT PRESENTATION

      The financial statements for the period ended November 30, 2004 to December 31, 2004 reflect the Company's adoption of fresh start accounting in accordance with SOP 90-7. The financial statements for the period of January 1, 2004 to November 24, 2004 have been prepared in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

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

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. Cash equivalents at
       December 31, 2005 and 2004 were $925,000 and $950,000, respectively.

      CONCENTRATION OF CREDIT RISK

      Financial   instruments   that   potentially   subject   the   Company  to
        concentrations of credit risk consist principally of cash. The Company maintains cash balances at two financial institutions, one of which is not insured by the Federal Deposit Insurance Corporation ("FDIC"). The
        FDIC insured institution insures up to $100,000 on account balances.
      The amounts  that are not insured by FDIC  limitations  as of December 31,
        2005 and 2004 were approximately $933,000 and $777,000, respectively.

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

      INVENTORY

      Inventory is comprised of finished goods of consumer personal care products and is stated at lower of cost or market.

      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no asset impairments during the one month ended December 31, 2004, the eleven months ended November 30, 2004 and the year ended December 31, 2005.

      REVENUE RECOGNITION

      The Company recognizes revenues when a sales agreement has been executed and delivery has occurred, and collectibility of the fixed or determinable sales price is reasonably assured.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are currently charged to expense. Any gain or loss on disposition of assets is recognized currently in the statement of income.

      GOODWILL

      In November 2004, the Company recognized $422,227 in goodwill as a result of the application of fresh start accounting (see Note 2). Management has reviewed of the fair value of the goodwill, due to the uncertainty of the estimated future cash flows and the challenges encountered by the reorganization of the disposal of various entities has lead management to determine that goodwill was impaired and should be fully written off. As a result, the Company recognized a loss from impairment of Goodwill of $422,227 at December 31, 2004.

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

      The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

                                Year Ended   Year Ended
                              December 31,   December 31,
                                  2005           2004
                              ------------   ------------
Warrants                        50,145,000     48,479,000
                              ------------   ------------
Total                           50,145,000     48,479,000
                              ============   ============

      RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004 the FASB issued SFAS No. 151, Inventory Costs. SFAS No.151 amends the guidance in Accounting Research Bulletin 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) cost.
      SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. It also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are still evaluating the impact of adopting SFAS No 151, but we do not expect it to have a material impact on our results of operations or financial position.

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company will adopt this new accounting standard effective
      July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial statements.

      In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No.
      3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the statement to have a material effect on its financial statements.


NOTE 2 - BANKRUPTCY PROCEEDINGS AND FRESH START ACCOUNTING

      BANKRUPTCY PROCEEDINGS

      On January 3, 2000, the Company filed a petition for relief under Chapter 11 reorganization in US Bankruptcy Court, Eastern District of California. On March 28,2001, the Court confirmed the Plan of Reorganization and on July 3, 2003, the bankruptcy case was closed. However, on March 22,2004, the Company reopened the bankruptcy case in order to implement the confirmed plan and complete a stock purchase agreement. See Note 10.

      Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were disapproved by the Court. Those claims, amounting to approximately $13,000,000 were written off during 2001. The remaining pre-petition liabilities of approximately $3,232,000, (including accrued interest of $1,400,000) as reflected in the accompanying balance sheets, were fully repaid through the issuance of 404,654 shares of the Company's common stock at a rate of approximately $8.00 per share (post-split), as contemplated by the Plan of Reorganization.

      On November 24, 2004, the court confirmed the Plan of Reorganization and the bankruptcy case was closed.

      FRESH START ACCOUNTING

      On November 24, 2004 the Company adopted fresh-start accounting pursuant to the guidance provided by the SOP 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code". In connection with the adoption of fresh-start reporting, the Company has reviewed its assets, liabilities and equity components to determine whether any adjustments in book values to fair market values were required. Asset and liability values approximated fair market values and thus no adjustments were required. Preferred and common stock were adjusted to reflect their fair market value at November 24, 2004.

      The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity and the reorganization value of the assets is less than its post-petition liabilities and allowed claims as follows:

                Post-petition liabilities         $  311,202
                Claims allowed from bankruptcy
                proceeding                         3,232,320
                                                  ----------
                Total post-petition liabilities
                  and allowed claims               3,543,522
                Reorganization value                  51,601
                                                  ----------
                Excess of liabilities over
                reorganization value              $3,491,921
                                                  ==========

      After   consideration   of  the  Company's  debt  and  capital   structure
      considerations, it was determined that the Company's reorganization capital structure would consist of the following:



            Accounts payable             $ 32,410
            Contingency for litigation    100,000
            Note payable                  300,000
            Common stock                   41,418
                                         --------
            Total                        $473,828
                                         ========

      Due to the fact that the reorganization value of the entity cannot be attributed to specific tangible or identified intangible assets of the emerging entity, the remaining amount of reorganization capital in excess of assets is reported as goodwill in accordance with FASB 142, Goodwill and Other Intangible Assets. The goodwill value was calculated by subtracting total Company's debt of $473,828 from its total assets of $51,601 or $422,227.

      The following table reflects balances prior and subsequent to the adoption of fresh-start reporting:


                                    Preconfirmation                                        Reorganized
                                November 24,     Debt          Exchange        Fresh         Balance
                                    2004       Discharge       Of Stock        Start          Sheet
                                -----------   -----------    -----------   ------------   ------------
Current Assets:
    Cash                        $    26,601   $      --      $      --     $       --     $     26,601

    Inventory                        10,000          --             --             --           10,000

    Prepaid consulting fees          15,000          --             --             --           15,000
                                -----------   -----------    -----------   ------------   ------------

  Total current assets               51,601          --             --             --           51,601
                                -----------   -----------    -----------   ------------   ------------

Goodwill                               --            --             --          422,227 3      422,227
                                -----------    ----------    -----------   ------------   ------------

Total Assets                    $    51,601   $      --      $      --     $   422,227    $    473,828
                                ===========   ===========    ===========   ============   ============

Current Liabilities:
 Post-petition liabilities:

  Short-term note payable       $    45,000   $   (45,000)1  $      --     $       --     $       --

  Accounts payable                   67,410       (35,000)1         --             --           32,410
  Liability for stock
    to be issued                     98,792       (98,792)1         --             --             --

  Contingency for litigation        100,000          --             --             --          100,000
                                -----------   -----------    -----------   ------------   ------------
    Total post-petition
      liabilities                   311,202      (178,792)          --             --          132,410
                                -----------   -----------    -----------   ------------   ------------
Pre-petition liabilities not
  subject to compromise:
  Accrued expenses and other
    current liabilities           1,832,230    (1,832,230)1         --             --             --

  Accrued interest payable        1,400,000    (1,400,000)1         --             --             --
                                -----------   -----------    -----------   ------------   ------------
   Total pre-petition
    liabilities not subject
    to compromise                 3,232,230    (3,232,230)          --             --             --
                                -----------   -----------    -----------   ------------   ------------

    Total current liabilities     3,543,432    (3,411,022)          --             --          132,410
                                -----------   -----------    -----------   ------------   ------------









Note payable                        300,000          --             --             --          300,000
                                -----------   -----------    -----------   ------------   ------------

Total Liabilities                 3,843,432    (3,411,022)          --             --          432,410
                                -----------   -----------    -----------   ------------   ------------
Stockholders' Equity

   Preferred stock               12,851,000          --             --      (12,851,000)4         --

   Common stock - old               524,311     3,411,022 1   (3,935,333)2         --             --

   Common stock - new                  --            --           41,418 2         --           41,418

   Additional paid-in capital    31,448,529          --        3,893,915 2  (35,342,444)4         --

   Accumulated deficit          (48,615,671)         --             --       48,615,671 4         --
                                -----------   -----------    -----------   ------------   ------------
Total Stockholders'
  Equity                         (3,791,831)    3,411,022           --          422,227         41,418
                                -----------   -----------    -----------   ------------   ------------
Total Liabilities and
  Stockholders' Equity          $    51,601   $      --      $      --     $    422,227   $    473,828
                                ===========   ===========    ===========   ============   ============

1) Debts discharged in reorganization in the amount of $3,411,022 were converted to a total of 464,654 shares of common stock as follows:

Short term note payable converted to
  5,625 shares of common stock (Note 3)    $    45,000

Trade accounts payable converted to
  4,375 shares of common stock (Note 6)         35,000

Liability for stock to be issued
  converted to 50,000 shares of
   common stock(Note 4)                         98,792

Pre-petition trade and other
  miscellaneous claims converted
   to 206,529 shares of common
  stock (Note 6)                             1,647,230

Pre-petition priority claims due
  to officers converted to 23,125
  shares of common stock (Note 6)              185,000

Pre-petition accrued interest
  converted to 175,000 shares
  of common stock (Note 6)                   1,400,000
                                            ----------
Total debts discharged                      $3,411,022
                                            ==========

2)    Recapitalization of the Company consisted of the following:

                                                                        Additional Paid
                                    Common Stock Old  Common Stock New    in Capital
                                    ---------------------------------------------------
         Retirement of 1,418,648
          shares of common
         stock, no par value        $(3,935,333)      $       --        $     3,883,915
         Issuance of 1,418,648
         shares of common
         stock, $.001 par value            --                1,418                 --
         Sale of 40,000,000 shares
         of common stock pursuant
         to stock purchase
         agreement (see Note 10)           --               40,000               10,000
                                    -----------       ------------      ---------------

                                    $(3,935,333)      $     41,418      $     3,893,915
                                    ===========       ============      ===============

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

NOTE 3 - SHORT-TERM NOTE PAYABLE

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

      In connection with the note, the Company issued to the lender warrants to purchase 45,000 shares of the Company's common stock at $0.20 per share. The warrants are exercisable until March 21, 2006. Due to the lack of marketability of the Company's Common Stock at the date of issuance, the Company was unable to value the warrants.


NOTE 4 - LIABILITY FOR STOCK TO BE ISSUED

      In January and March 2002, the Company sold 50,000 shares of its common stock at a price of $1.976 per share to one individual, for which the Company received $98,792. The proceeds of the sale were used to finance continuing operations. On November 24, 2004, 50,000 shares of common stock were issued to satisfy the debt.

NOTE 5 - CONTINGENCY RESERVE FOR SHARES IN LITIGATION

      During 2003, a lawsuit was filed on behalf of the participants involved in a September 2001 private placement offering. The suit alleges that the Company received $100,000 from various third parties in consideration for 500,000 pre-split shares of common stock. The plaintiffs claim that the shares were never received. In September 2004, the matter was voluntarily dismissed without prejudice by the Plaintiffs, however management anticipates that the Plaintiffs may re-file the matter at a later date. Management has established a reserve of $100,000 for a potential future settlement. Subsequent to year end, the Company issued the shares to satisfy the potential claim.

NOTE 6 - CONVERSION OF DEBT INTO COMMON STOCK

      As discussed in Note 2, the Company has agreed to settle $3,232,000 of pre-petition liabilities into shares of its common stock at a rate of $8.00 per share. Included in that amount are $185,000 of priority claims due to three officers which were converted into 23,125 shares of common stock; $1,647,230 of unsecured claims were converted into 206,529 shares of common stock, and $1,400,000 of accrued interest was converted into 175,000 shares of common stock.

      As discussed in Note 3, the Company has agreed to convert $45,000 due to a director into 5,625 shares of its common stock.

      The Company also agreed to settle $35,000 payable to a vendor in exchange for 4,375 shares of common stock.

      On November 24, 2004, all of the above liabilities were converted into common stock.

NOTE 7 - PREFERRED STOCK

      As of the date the Company filed for petition under Chapter 11 reorganization, there were 12,851 shares of preferred stock outstanding. As discussed in Note 1, the prior conversion features of the preferred stock were revised during the bankruptcy proceedings. The Plan of Reorganization provided for conversion of each share of preferred stock into 100 shares (pre-split) resulting in 12,851,000 shares of common stock. As of November 24, 2004, the Company cancelled the preferred stock due to fresh start accounting.

NOTE 8 -INCOME TAXES

      As of December 31, 2005 and 2004 the Company had Federal and state net operating losses of approximately $710,000 and $483,000, that are subject to limitations. The losses are available to offset future income.

      The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. As stated in Note 10, the Company experienced a substantial change in ownership exceeding 50%. As a result, the Company's ability to utilize its net operating losses against future income has been significantly reduced.

      The temporary differences that give rise to deferred tax assets and liabilities at year end are as follows:


                                         December 31,         December 31,
                                             2005                 2004
                                         ------------         ------------

       Deferred tax asset due
        net operating losses             $    277,000         $   187,700
       Less: Valuation
        allowance                            (277,000)         (187,700)
                                         ------------         ------------

       Net deferred tax asset            $          0         $          0
                                         ============         ============


      In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future. Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

      The effective tax rates for the year ended December 31, 2005 and the period ended November 24, 2004 to December 31, 2004 are as follows:

                                December 31,   November 24,2004-    December 31,
                                    2005       December 31, 2004        2003
                                -----------    -----------------    -----------

     U.S statutory tax rate           35%            35%                35%
     State and local taxes           4                4                  4
     Less:Valuation allowance       (39)            (39)               (39)
                                -----------    -----------------    -----------
     Effective tax rate              0%              0%                 0%
                                ===========    =================    ===========

      As of December 31, 2005 The Company had U.S. and state net operating loss carryforwards which may be applied to future taxable income of $710,000 respectively subject to the ownership change restrictions described above. The net operating loss carryfowards will expire as follows beginning in 2023:

     ----------------- -------------------------- --------------------------
     Tax Year                     U.S.                       State
     ----------------- -------------------------- --------------------------
     2023                       $187,700                   $187,700
     ----------------- -------------------------- --------------------------
     2024                       $89,300                    $ 89,300
     ----------------- -------------------------- --------------------------

NOTE 9 -RELATED PARTY TRANSACTION

      The Company occupies office space on an "as need" basis in Miami Beach, Florida. The space is provided rent-free by the Company's General Counsel. Due to the limited amount of time the office space is utilized by the Company its value is deemed to be immaterial.

NOTE 10 -OTHER MATTERS

      STOCK PURCHASE AGREEMENT

      On December 19, 2003, the Company entered into a stock purchase agreement with Brampton Crest International, LLC ("Brampton" or the "Purchaser"). The agreement was finalized when all conditions required by the bankruptcy court on November 24, 2004 were met. Brampton is an inactive company with no operations. Under the terms of the agreement, Brampton, along with other investors, purchased 40,000,000 shares of the Company's common stock, and warrants to purchase 40,000,000 shares of the Company's common stock at an exercise price of $.001 per share for a total consideration of $50,000. Based on an agreement, a loan of $300,000 made available to the Company. The $300,000 loan was made by outside investors and enabled the Company to pay off outstanding bills and pay current operating expenses. The loan was paid back by the proceeds received by the Private Placement. Brampton received 25,800,000 of the 40,000,000 units sold and outside investors received the remaining 14,200,000.

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

      The stock purchase agreement also provides for the establishment of a subsidiary, Hamilton PNG, to hold the core businesses along with all of the assets and liabilities of the Company. Hamilton PNG will be held 100% by the Company's prior shareholders. The total liabilities (represented solely by accrued expenses) in excess of assets are reflected as Other Income-Bulk Sale of Various Assets and Liabilities to Related Party in the amount of $132,044.

NOTE 11  -COMMON STOCK

      REVERSE SPLIT

      Effective October 5, 2004, the Company conducted a reverse stock split of its issued and outstanding and to be issued common stock on a 1 new for 10 old shares. As of that date, the Company had 6,005,815 shares issued and outstanding, resulting in 600,732 shares after the split. As of that date, the Company had also an obligation to issue approximately 464,654 additional shares, as discussed in Notes 4, 5, 6 and 7, for a total of approximately 1,065,386 (prior to the private placement offering disclosed in the next footnote). Due to the reverse stock split, the number of common shares issued and outstanding have been restated for all periods up through December 31, 2004.

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

      On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of 1 share of common stock and 1 warrant to purchase one additional share of common stock at $.001 per share. The warrants expire January 2008. The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the total proceeds were allocated to the common stock (allocated $125,327) and the warrants (allocated $124,573) on a pro-rata basis. The allocated value of the warrants has been recorded as additional paid in capital.

      COMMON STOCK ISSUED FOR SERVICES

      As of December 31, 2005 there were no shares issued for services. During November 2004, the Company issued an aggregate of 253,262 shares of common stock to three consultants. The shares were valued based on the estimated fair value of the services performed of $37,990.

      STOCK WARRANTS

      As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 in connection with a stock purchase agreement and 48,434,000 stock warrants during the year ended December 31, 2004 in connection with the stock purchase agreement, a private placement offering, and a consulting agreement. The following represents the stock warrant activity during the years ended December 31, 2005 and 2004:

                                        Warrants       Weighted
                                                     Average Price
       Beginning Balance  1/1/04          45,000     $   .0200
       Warrants granted during 2004   48,434,000         .0010
                                      -------------  -------------
       Balance at 12/31/04            48,479,000         .0010
       Warrants granted during 2005    1,666,000         .0010
                                      -------------  -------------
       Balance at 12/31/05            50,145,000         .0010
                                      =============  =============

      The Company used the Black-Scholes option pricing model to determine the fair value of the stock grants. The assumptions were applied as follows:

         Risk Free Interest Rate            2.89% - 3.23%
         Expected Dividend Yield            0%
         Expected Option Life               3 years
         Expected Stock Price Volatility    .01%-.08%

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

      CONSULTING AGREEMENT

      On November 1, 2004 the Company entered into a consulting agreement with a related party (the Consultant)for one year effective January 1, 2005. In exchange for services to be rendered, the Consultant will receive $37,500 for one year and 100,000 shares of common and 100,000 warrants to purchase an equal number of common shares at $0.001 per share. The stock was valued at $0.15 cents per share, which is the amount per share sold via the private placement and is reflected as prepaid consulting at December 31, 2004, the services will be rendered in 2005. The warrants have an exercise price of $0.001 and will expire three years from the date of issuance. This agreement was terminated in December 2005. The consultant was retained in an unpaid capacity for 2006.

      The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the proceeds were allocated to the common stock (allocated $7,523) and the warrants (allocated $7,477) on a prorata basis. The allocated value of the warrants has been recorded as additional paid-in-capital.

      DISTRIBUTOR AGREEMENT

      Effective November 15, 2004 the Company entered into a distributor agreement with two individuals(the Distributors). The Distributors will act as independent distributors of consumer personal care products. In exchange for services to be rendered in the sale of consumer personal care products the Distributors will receive a fee equivalent to 30% of the wholesale price, after expenses, from the sale of these products. Additionally, the Distributors will receive an additional override commission for sales made by parties independently contracted with the Distributors. During 2004, there were no commissions due or payable.


NOTE 12 - CORRECTION OF AN ERROR

      FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH NOVEMBER 24, 2004

      During 2005, the Company discovered errors in previously reported sales, selling, general and administrative expenses ("SGA"), and other income items. The errors resulted in an overstatement of the net loss for the period of $51,930 and were due to the following:

1) 100,000 units given to a consultant as consideration for services to be rendered during 2005. (See Note 10). Each unit consists of 1 share of common stock and 1 warrant to purchase 1 share of common stock at $.001 per share. The unit was valued at $.15 per unit and the total of $15,000 was originally expensed during the period from January 1, 2004 to November 24, 2004. The restatement reflects the consulting fees as prepaid in the amount of $15,000 at December 31, 2004 and includes a reduction of SGA of 15,000 for the period from January 1, 2004 to November 24, 2004.

2) The Company inadvertently charged to SGA $50,000 of funds disbursed against old accounts payable, resulting in an overstatement of the net loss for the period from January 1, 2004 to November 24, 2004 in the amount of $50,000.

3) Due to the transmission error which occurred when the financials statements were converted to Edgar and filed with the SEC. The balances reflected zeros in various columns for which actual amounts should have been recorded. These errors for the period January 1, 2004 through November 24, 2004 were as follows:

      a) Understatement of sales in the amount of $287, originally reported as $0.

      b)    Understatement   of  write  off  of  loan   receivable  of  $10,657,
            originally reported as $0.

      c) Understatement of interest expense of $2,700, originally reported as $0.

      Due to the above corrections, net loss decreased by $51,930 and loss per share, basic and diluted, decreased by $0.05 per share from ($0.20) to ($0.15).

      BALANCE SHEET AS OF DECEMBER 31, 2004

      The errors in transmission also were reflected on items in the original balance sheet of the Company at December 31, 2004. Cash was incorrectly reported at $0 should have been reported as $903,310. Common stock reported at $0 should have been reported at $49,752.

      In addition, the Company revised its financial statements as a result of the following errors:

1) Due to "Fresh-Start Accounting," the Company corrected the balance in accumulated deficit to $0 upon its emergence from bankruptcy on November 24, 2004. As a result of the application of fresh start accounting, the Company recorded goodwill in the amount of $422,227.


2) Inventory and related accounts payable were both overstated by $5,000. The original amount recorded for of inventory was $15,000, however, the Company renegotiated the price of the purchase and revalued its carrying cost at $10,000.


FOR THE PERIOD FROM NOVEMBER 24, 2004 THROUGH DECEMBER 31, 2004

1) Upon review of the fair value of the goodwill, and considering the uncertainty of estimated future cash flows and revenues, the Company determined that goodwill was impaired and wrote off the balance accordingly leading to a loss from impairment of $422,227.

      Due to the above correction, net loss for the period increased $422,227 and loss per share, basic and diluted, increased from $0 per share to $.01 per share.