Form 10QSB
period 2006-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2006-05-04
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 3, 2006, there were 51,518,710 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No [X]

                        BRAMPTON CREST INTERNATIONAL INC.

Part I. Financial Information                                               Page

Item 1. Condensed Financial Statements and Notes to Financial Statements     F-1

      (a)   Condensed Balance Sheets as of March 31, 2006 (unaudited)
            and December 31, 2005                                            F-2

      (b)   Statements of Operations for the Three Months Ended
            March 31, 2006 and 2005 (unaudited)                              F-3

      (c)   Statements of Cash Flow for the Three Months Ended
            March 31, 2006 and 2005 (unaudited)                              F-4

      (d)   Notes to Financial Statements (unaudited)                        F-5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             14

Item 3. Controls and Procedures 19


Part II. Other Information                                                    19

Item 1. Legal Proceedings                                                     19

Item 2. Changes in Securities and Small Business Issuer Purchases
        of Equity Securities                                                  19

Item 3. Defaults Upon Senior Securities                                       19

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Other Information                                                     19

Item 6. Exhibits                                                              19


Signatures                                                                    20

PART I FINANCIAL INFORMATION

General

      The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2005 (audited) and the quarter ended March 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

                        BRAMPTON CREST INTERNATIONAL INC.

                              FINANCIAL STATEMENTS

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                 BALANCE SHEETS

                                                     March 31,    December 31,
                                                       2006             2005
                                                    -----------     -----------
                                                    (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $   907,178     $   930,911
  Inventory                                               2,959           3,581
                                                    -----------     -----------

    Total current assets                                910,137         934,492
                                                    -----------     -----------
PROPERTY AND EQUIPMENT
  Office Furniture                                          834             834
  Accumulated Depreciation                                 (234)           (119)
                                                    -----------     -----------
    Total property and equipment                            600             715
                                                    -----------     -----------
TOTAL ASSETS                                        $   910,737     $   935,207
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $    12,612     $    15,139
                                                    -----------     -----------


STOCKHOLDERS' EQUITY
  Common stock                                           51,518          51,518
  Additional paid-in capital                          1,589,900       1,589,900
  Accumulated deficit                                  (743,293)       (721,350)
                                                    -----------     -----------

    Total stockholders' equity                          898,125         920,068
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   910,737     $   935,207
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months       Three Months
                                                   Ended              Ended
                                                  March 31,          March 31,
                                                    2006               2005
                                                ------------       ------------

SALES                                           $      2,112       $        649

COST OF SALES                                            622                409

                                                ------------       ------------

  GROSS PROFIT                                         1,490                240

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                              34,473             58,604
                                                ------------       ------------

LOSS FROM OPERATIONS                                 (32,983)           (58,364)
                                                ------------       ------------

OTHER INCOME (EXPENSES)

  Interest income                                     11,040              2,286
                                                ------------       ------------

     Total Other Income                               11,040              2,286
                                                ------------       ------------

LOSS BEFORE INCOME TAXES                             (21,943)           (56,078)

INCOME TAX BENEFIT                                        --                 --
                                                ------------       ------------

NET LOSS                                        $    (21,943)      $    (56,078)
                                                ============       ============

LOSS PER SHARE -
 BASIC AND DILUTED                              $      (0.00)      $      (0.00)
                                                ============       ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                  51,518,710         49,787,092
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months    Three Months
                                                       Ended           Ended
                                                     March 31,       March 31,
                                                       2006            2005
                                                   ------------    ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                                          $    (21,943)   $    (56,078)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                             115              --
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Inventory                                              622          (5,137)
     Prepaid and other current assets                        --           3,750
   (Decrease) in:
     Accounts payable and accrued expenses               (2,527)        (10,000)
                                                   ------------    ------------

Net Cash Used In Operating Activities                   (23,733)        (67,465)
                                                   ------------    ------------

Net Cash Provided by (Used in) Investing
 Activities                                                  --              --
                                                   ------------    ------------

Net Cash Provided by (Used in) Financing
 Activities                                                  --              --
                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (23,733)        (67,465)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          930,911         903,310
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $    907,178    $    835,845
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the period                  $         --    $         --
                                                   ============    ============
  Income taxes paid during the period              $         --    $         --
                                                   ============    ============
  Issuance of common stock in settlement
  of litigation                                    $         --    $    100,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION

      The accompanying financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Form 10-KSB for the year ended December 31, 2005 of Brampton Crest International, Inc. as filed with the U.S. Securities and Exchange Commission. The summary December 31, 2005 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles at December 31, 2005.

      In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of the financial statements.

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

      BUSINESS

      The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through March 31, 2006, business activities were still kept at a minimum.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2006 and 2005

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

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2006, the Company had cash equivalents in the amount of approximately $900,000 invested in income securities.

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

      INVENTORY

      Inventory is comprised of non-prescription skin care products to be sold as consumer personal care products. The total inventory is classified as finished goods and is stated at lower of cost or market.

      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no assets impairments during the three months ended March 31, 2006 and for the year ended December 31, 2005.

      REVENUE RECOGNITION

      The Company recognizes revenues when a sales agreement has been executed, delivery has occurred, and collectibility of the fixed or determinable sales price is reasonably assured.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
              NOTES TO CONDENSED FINANCIAL STATEMENTS For the Three
                      Months Ended March 31, 2006 and 2005

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

      INCOME TAXES

      The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2006 and 2005 respectively are anti-dilutive and therefore are not Included in earnings (loss) per share.

      RECENT ACCOUNTING PRONOUNCEMENTS

            In May 2004, the FASB issued SFAS No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The Company does not expect SFAS 150 to have a material impact on the Company's financial statements.

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
              NOTES TO CONDENSED FINANCIAL STATEMENTS For the Three
                      Months Ended March 31, 2006 and 2005

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

      The Company currently has no options outstanding and as a result, adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company will adopt this new accounting standard effective July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial statements.

      In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No.
      3. This Statement provides guidance on accounting for reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of No. 154 did not have a material effect on the Company's financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2006 and 2005

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

NOTE 4 - RELATED PARTY TRANSACTION

      The Company occupies office space on "as need" basis in Miami Beach, Florida. The space is provided rent-free by the Company's General Counsel. Due to the limited amount of time the office space is utilized by the Company its value is deemed to be immaterial.

NOTE 5 - COMMON STOCK

      STOCK PURCHASE AGREEMENT

      As discussed in Note 2, on March 22, 2004, the Bankruptcy case was reopened in order for the Company to complete a stock purchase agreement entered into on December 19, 2003. The Company entered into a stock purchase agreement with Brampton Crest International, LLC ("Brampton" or the "Purchaser"). The agreement was finalized when all conditions required by the bankruptcy court on November 24, 2004 were met. Under the terms of the agreement, Brampton, along with other investors, purchased 40,000,000 shares of the Company's common stock, and warrants to purchase 40,000,000 shares of the Company's common stock at an exercise price of $0.001 per share for a total consideration of $50,000. Based on an agreement, a loan of $300,000 was made available to the Company. The $300,000 loan was made by outside investors and enabled the Company to pay off outstanding bills and pay current operating expenses. The loan was paid back by the proceeds received by the Private Placement. Brampton received 25,800,000 of the 40,000,000 units sold and outside investors received the remaining 14,200,000.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2006 and 2005

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

      STOCK WARRANTS

      As previously discussed, the Company issued 1,666 000 stock warrants During the year ended December 31, 2005 and 48,434,000 stock warrants during the year ended December 31, 2004 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2005 and the three months ended March 31, 2006.

                                                         Weighted
                                                          Average
                                           Warrants        Price
                                         ------------   ------------
      Beginning Balance, 1/1/05            48,479,000   $       .001
      Warrants granted (May 2005)           1,666,000           .001
                                         ------------   ------------
      Balance, 12/31/05                    50,145,000   $       .001
                                         ------------   ------------
      Balance, 3/31/06                     50,145,000   $       .001
                                         ============   ============

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2006 and 2005

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

NOTE 6 - OTHER MATTERS

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

      CONSULTING AGREEMENT

      On November 1, 2004 the Company entered into a consulting agreement with a related party (the Consultant) for one year effective January 1, 2005. In exchange for services to be rendered, the Consultant will receive compensation of $37,500 for one year and 100,000 shares of common stock and 100,000 warrants to purchase an equal number of common shares at $.001 per share. The total value of the unit is $.15 cents per unit or $15,000. The unit was valued at $.15 cents per share, which is the amount sold via the private placement and is reflected as prepaid consulting at December 31, 2004 since services will be rendered in 2005. The warrants have an exercise price of $.001 and will expire three years from the date of issuance.

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

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Financial Statements and Notes to Financial Statements included in Report on Form 10-KSB for the year ended December 31, 2005.

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

The Company

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

Sales

The Company currently uses two independent sales consultants to sell its products, working under independent contractor agreements. The consultants cover the state of Florida. The first, Tina's Lotions and Creams, LLC, an independent sales consultant Company which was engaged on August 24, 2005 and per the terms of the agreement uses its best efforts to provide marketing, sales, inventory control, shipping, customer service as well as sell and distribute The Company's consumer personal care products. The independent consultant Company is paid $1,625 bi-weekly, a commission of 15% of net revenue, and receives a $300 dollar per month auto allowance. The agreement is in effect for a term of fifteen months.

The second independent sales person also operates under an agreement, signed and dated February 15, 2006. This agreement replaces a prior agreement with this independent contractor and per the terms of this new agreement, the contractor will use his best efforts to sell the Company's cosmetics and non-prescription dermatology products on a full time basis. The consultant is an experienced skin care sales person and has been in the business for many years. He comes to the Company with a list of over 250 customers that he has either sold to before or that he has visited and/or prospected in the past. This consultant spends his working time for the Company selling and calling on this list of customers and potential new customers. The consultant receives a $400 per month auto allowance and a 15 % commission on net revenues. This agreement expires on June 30, 2006 unless extended in writing by the parties.

Suppliers

The Company's products are supplied directly from the manufacturer, Dermazone Solutions, LLC per a distribution agreement signed on September 8, 2005. The Dermazone Solutions, LLC agreement is a non-exclusive distribution agreement giving the Company access to their full line of products in a territory comprising of all North America.

Products

The Company sells a full line of consumer cosmetics and non-prescription dermatology products including body lotions, face creams, rejuvenating ointments, lip balm, anti-aging creams as well as sun care products and has also been attempting to market a new medical grade sunless tanner called Lyphazome Inside Tan. This is a new and unique product just recently developed by our manufacturer/distributor and the Company had hoped it could differentiate itself from the competition by concentrating its marketing and sales efforts on this new product. However, sales have been dismal to date, re-orders on sales have been slow and in most cases re-orders have been none at all. No assurances can be given that any of the products including Lyphazome inside Tan, will ever produce a material revenue stream.

Target Market

This is a highly competitive business with thousands of products available to consumers and new products coming to market daily. The customer base and potential new customer base consists of medical spas, dermatology offices, resorts, spas, suntan parlors, hotel gift shops, drug stores, beach/novelty stores, convenience stores, sporting gyms etc.

Marketing

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

The Company is marketing and selling these cosmetics and non-prescription dermatology products under the name DermaRX. The domain www.DermaRX.net has been registered and the Company has plans to build a web site sometime in the future. The Company also plans to private label its own products if there is market acceptance and market awareness of its current product line therefore increasing the branding of the name DermaRX.

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

Growth Strategy

The Company's initial growth strategy consisted of three phases. Phase I completed by the end of 2005, whereby the Company had successfully accomplished nearly all of its objectives in that Phase ahead of schedule. Even though nearly all the objectives were accomplished, sales remained bleak. This was attributed in part to the busy hurricane season and down time for new sales consultants as a result of contract negotiations.

The Company, now midway through Phase II, intends to stick to its plan although first quarter 2006 sales were bleak. Phase II and III have been revised as follows.

Phase II (6-12 months)

      o     Maintain two sales consultants covering southern Florida only.
      o     Market/sell products at South Florida Boat Shows and flea markets.
      o Set up sales calls at large national pharmacy chains, wholesalers, health clubs, importers and exporters.
      o     Begin telemarketing.
      o     Identify complementary and unique new products.
      o Identify private label opportunities to market under the DermaRX name.
      o     Expand marketing and advertising.
      o Look for a suitable business combination and use our best efforts to find a possible acquisition or merger.

Phase III (12-18 months)

      o Continue to market/sell products at South Florida Boat Shows and to large national pharmacy chains, wholesalers, health clubs, importers and exporters.
      o     Evaluate telemarketing work.
      o Determine which, if any, newly identified complementary and unique products will be added to the line.
      o Determine which if any unique private label products will be added to the line.
      o     Look for new distribution relationships.
      o     Evaluate marketing and advertising.
      o Look for a suitable business combination and use our best efforts to find a possible acquisition or merger.

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

Management believes that we can be profitable, marketing cosmetics and non-prescription dermatology products. However, management has undertaken a business plan intended to avoid the actions that placed us into bankruptcy. To avoid being under-funded, management has sought and received, through a private placement, $1,250,100 in funding. On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900, which was finalized during May, 2005, when the restrictions were met and the funds disbursed from escrow. This will provide the initial capital to implement the the plan as described.

To avoid expanding our operations beyond our revenue stream and becoming overextended, management's business plan requires the initial marketing of cosmetics and non-prescription dermatology products through commissioned independent contractors. We have engaged two independent contractors to initially market the products, with the intent of expanding the number of independent contractors who sell our products as the revenues develop. Since emerging from bankruptcy, no material sales have been made. Management believes that a structured marketing plan that does not overextend our financial resources will result in profitability. In addition, we are seeking a business combination that will produce revenues and assist us in avoiding using our funding during our formative stages.

Plan of Operations

Management has used the initial equity capital to fund our business plan. To date no material cash flow from sales has been generated and although we remain optimistic we will strongly consider revising the business plan further and seek other means of revenue if material cash flow is not generated by the third quarter of the fiscal year ended December 31, 2006. We have faced considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, developing marketing and advertising strategies and new product development. Management intends to seek additional funding however if no funding is received during the next twelve months, we may be forced to rely on the existing cash on hand. In such a restricted cash flow scenario, then we would be unable to complete all business plan steps, and would, instead, delay all cash intensive activities. The Company may acquire or enter into a business combination to provide a revenue stream for which the Company can use to market and sell the consumer cosmetics and non-prescription dermatology products and enhance shareholder value. To date, management has not actively pursued any such businesses except for entering into a non-exclusive agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated as discussed below. There are no merger or acquisition candidates as of the date herein.

In conjunction with developing our business, management has determined that it would be prudent to acquire or merge with an entity that has the ability to generate revenues that would serve to enhance shareholder value and limit our need to pursue any additional funding in the future. To this end, we have entered into a non-exclusive agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated whereby The Company seeks advisory and other corporate finance services and assistance in acquiring a business or entering into a business combination. Merrill Lynch has agreed to provide advisory services in connection with acquisitions, recapitalization, sale of business and or other corporate finance services. Management intends to actively pursue a business transaction that will enhance shareholder value through amalgamation with a revenue producing business to assist in acquiring a business or entering into a business combination. In addition, management will seek other business opportunities to achieve our objectives. There are no merger or acquisition candidates as of the date herein.

Current Assets

In December 2004, we completed a private placement of $1,250,100. Management used part of the proceeds of this private placement to retire a debt of $300,000 to affiliate Brampton Crest International, LLC. Management intends to use the balance of the proceeds from the offering ($950,100), towards the implementation of the business plan and to provide working capital for future expansion of our operations. On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900. This transaction was completed during May 2005 when the Company became subject to the reporting requirements of the Securities Exchange Act of 1934. This was the only restrictive condition to the sale.

                        THREE MONTHS ENDED MARCH 31, 2006
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Sales increased from $649 for the three month period ended March 31, 2005 to $2,112 for the three month period ended March 31, 2006, primarily as a result of the sale of Company's products following emerging from bankruptcy.

Costs of sales increased from $409 for the three month period ended March 31, 2005 to $622 for the three month period ended March 31, 2006, primarily due to the increased cost of sales of the Company's products.

Selling, General and Administrative Expenses decreased from $58,604 for the three month period ended March 31, 2005 to $34,473 for the three month period ended March 31, 2006 due to professional fees and promotional expenses incurred to assist the Company while it was attempting to emerge from bankruptcy in the prior year.

Other income (expenses) for the three months ended March 31, 2006 increased by $8,754 due to interest income being earned on investments.

Net loss decreased from a net loss of ($56,078) for the three month period ended March 31, 2005 to net loss of ($21,943) for the three month period ended March 31, 2006, due to the above analysis of Income and Expenses.

Current Assets

Cash decreased from $930,911 at December 31, 2005 to $907,178 at March 31, 2006, primarily as a result of the loss realized by the Company in the current quarter.

Total assets decreased from $935,207 at December 31, 2005 to $910,737 at March 31, 2006, primarily as a result of the decrease in cash as a result of the loss realized by the Company in the current quarter.

Current liabilities decreased from $15,139 at December 31, 2005 to $12,612 at March 31, 2006, due to the additional Accounts Payable paid related to the Company's current operations.

Liquidity and Capital Resources.

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of $1,250,100 from a private placement of our securities and the additional financing of $249,900. Our management estimates that once the business plan is implemented, we will require a minimum cash flow of approximately $15,000 per month to maintain operations. Based on the remaining balance of the proceeds from the offering ($910,137), we will have sufficient capital to sustain operations during and beyond the next 12 months. On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900, which was finalized during May, 2005, when the restrictions were met and the funds disbursed from escrow. This is included in the remaining balance of proceeds previously discussed.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Principal Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our President and Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2006.

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

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

      32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami Beach, Florida, on May 3, 2006.

                                 BRAMPTON CREST INTERNATIONAL INC.


Date: May 3, 2006                By: /s/ J. Rod Martin
                                     --------------------------------------
                                     J. Rod Martin
                                     President, Principal Executive Officer


Date: May 3, 2006                By: /s/ Brad Hacker
                                     --------------------------------------
                                     Brad Hacker
                                     Chief Financial Officer