Form 10QSB
period 2006-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2006-08-14
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 30, 2006, there were 51,518,710 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No [X]

                        BRAMPTON CREST INTERNATIONAL INC.



Part I. Financial Information                                               Page

Item 1. Condensed Financial Statements and Notes to Financial Statements     F-1

      (a)   Condensed Balance Sheets as of June 30, 2006
            and December 31, 2005 (unaudited)                                F-2

      (b)   Statements of Operations for the Three and Six Months Ended
            June 30, 2006 and 2005 (unaudited)                               F-3

      (c)   Statements of Cash Flow for the Three and Six Months Ended
            June 30, 2006 and 2005 (unaudited)                               F-4

      (d)   Notes to Financial Statements (unaudited)                        F-5


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12


Item 3. Controls and Procedures                                               17


Part II. Other Information                                                    18

Item 1. Legal Proceedings                                                     18



Item 2. Changes in Securities and Small Business Issuer Purchases
        of Equity Securities                                                  18


Item 3. Defaults Upon Senior Securities                                       18


Item 4. Submission of Matters to a Vote of Security Holders                   18


Item 5. Other Information                                                     18


Item 6. Exhibits                                                              18


Signatures                                                                    19

PART I FINANCIAL INFORMATION

General

      The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2005 (audited) and the quarter ended March 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

                        BRAMPTON CREST INTERNATIONAL INC.

                              FINANCIAL STATEMENTS

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       2006            2005
                                                    -----------     -----------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $   873,775     $   930,911
  Inventory                                               2,958           3,581
                                                    -----------     -----------

    Total current assets                                876,733         934,492
                                                    -----------     -----------
PROPERTY AND EQUIPMENT
  Office furniture                                          834             834
  Accumulated depreciation                                 (234)           (119)
                                                    -----------     -----------
    Total property and equipment                            600             715
                                                    -----------     -----------
TOTAL ASSETS                                        $   877,333     $   935,207
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $    1,000     $    15,139
                                                    -----------     -----------


STOCKHOLDERS' EQUITY
  Common stock                                           51,518          51,518
  Additional paid-in capital                          1,589,900       1,589,900
  Accumulated deficit                                  (765,085)       (721,350)
                                                    -----------     -----------

    Total stockholders' equity                          876,333         920,068
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   877,333     $   935,207
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months          Three Months          Six Months           Six Months
                                                          Ended                 Ended                Ended                Ended
                                                         June 30,              June 30,             June 30,             June 30,
                                                           2006                  2005                 2006                 2005
                                                        ------------         ------------         ------------         ------------
SALES ..........................................        $        309         $      1,588         $      2,421         $      2,237

COST OF SALES ..................................                --                    812                  622                1,221
                                                        ------------         ------------         ------------         ------------

  GROSS PROFIT .................................                 309                  776                1,799                1,016

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES .......................              32,465               71,291               67,070              129,895
                                                        ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS ...........................             (32,156)             (70,515)             (65,271)            (128,879)
                                                        ------------         ------------         ------------         ------------

OTHER INCOME

  Interest income ..............................              10,364                6,705               21,536                8,991
                                                        ------------         ------------         ------------         ------------

     Total Other Income ........................              10,364                6,705               21,536                8,991
                                                        ------------         ------------         ------------         ------------

LOSS BEFORE INCOME TAXES .......................             (21,792)             (63,810)             (43,735)            (119,888)

INCOME TAX BENEFIT .............................                  --                   --                   --                   --
                                                        ------------         ------------         ------------         ------------


NET LOSS .......................................        $    (21,792)        $    (63,810)             (43,735)            (119,888)
                                                        ============         ============         ============         ============


LOSS PER SHARE -
 BASIC AND DILUTED .............................        $      (0.00)        $      (0.00)        $      (0.00)        $      (0.00)
                                                        ============         ============         ============         ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED ...............          51,518,710           50,667,462           51,518,710           50,227,833
                                                        ============         ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         2006           2005
                                                     -----------    -----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss .........................................  $   (43,735)   $  (119,888)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation ...................................          115             --
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Inventory ....................................          623         (3,196)
     Accounts receivable ..........................                        (504)
     Prepaid and other current assets .............           --          7,500
    Increase (Decrease) in:
     Accounts payable and accrued expenses ........      (14,139)        28,491
                                                     -----------    -----------

Net Cash Used In Operating Activities .............      (57,136)       (87,597)
                                                     -----------    -----------

Net Cash Provided by (Used in) Investing
 Activities .......................................           --             --
                                                     -----------    -----------
 Cash Flows from Financing Activities:

Proceeds from sale of common stock ................           --        249,900
                                                     -----------    -----------
Net Cash Provided by Financing Activities .........           --        249,900

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS      (57,136)       162,303

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....      930,911        903,310
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........  $   873,775    $ 1,065,613
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the period .................  $        --    $        --
                                                     ===========    ===========
  Income taxes paid during the period .............  $        --    $        --
                                                     ===========    ===========
  Contingency reserve for settlement in litigation
    Satisfied with issuance of common stock .......  $        --    $   100,000
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               For the Three and Six Months Ended June 30, 2006 and 2005

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

      In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of the financial statements for the entire fiscal period ending December 31, 2006.

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

      BUSINESS

      The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through June 30, 2006, business activities were still kept at a minimum.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               For the Three and Six Months Ended June 30, 2006 and 2005

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

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At June 30, 2006, the Company had cash equivalents in the amount of approximately $875,000 invested in income securities.

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2006 and 2005

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

      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2006 and 2005 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

                      BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
          For the Three and Six Months Ended June 30, 2006 and 2005

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company adopted this new accounting standard effective
      July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial statements.

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 3 - RELATED PARTY TRANSACTION

      The Company occupies office space on an "as need" basis in Miami Beach, Florida. The space is provided rent-free by the Company's General Counsel. Due to the limited amount of time the office space is utilized by the Company its value is deemed to be immaterial.

NOTE 4 - COMMON STOCK

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

      COMMON STOCK OUTSTANDING

      The company as of June 30, 2006 and December 31, 2005, common stock of 100,000,000 shares authorized at a par value of $.001 per share. As of the respective dates the company had 51,518,710 share issued and outstanding.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2006 and 2005

      STOCK WARRANTS

      As previously discussed, the Company issued 1,666 000 stock warrants During the year ended December 31, 2005 in connection with a private placement offerings, and a consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2005 and the Three and Six months ended June 30, 2006.

                                                         Weighted
                                                          Average
                                           Warrants        Price
                                         ------------   ------------
      Beginning Balance, 1/1/05            48,479,000   $       .001
      Warrants granted (May 2005)           1,666,000           .001
                                         ------------   ------------
      Balance, 12/31/05                    50,145,000   $       .001
                                         ------------   ------------
      Activity From 1/1/06 to
       6/30/06                                      0   $          0
                                         ------------   ------------
          Balance, 6/30/06                 50,145,000   $      .001
                                         ============   ============

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2006 and 2005

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

NOTE 5 - OTHER MATTERS

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

The Company

The Company is in the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of two independent sales consultants. Although sales of the consumer cosmetics and non-prescription dermatology products have been slow and general acceptance for these products has been less than anticipated the Company still feels it can be successful in establishing a domestic market and once it has done so it will then attempt to sell on an international level. However, due to the dismal acceptance of the consumer product line the Company's management, consultants and board of directors will continue to dedicate time and Company resources towards finding a suitable business combination and or use best efforts to find a possible acquisition or merger.

Sales

Sales for the quarter were down for the current quarter on a comparable basis but higher for the current semi-annual comparable period. The
Company currently uses two independent sales consultants to sell its products, working under independent contractor agreements. The consultants cover the state of Florida.

One sales consultant's agreement was extended for another six months beginning June 6, 2006. This sales consultant operates under an agreement, signed and dated February 15, 2006 and per the terms of the agreement, the consultant uses his best efforts to sell the Company's cosmetics and non-prescription dermatology products on a full time basis. The consultant is an experienced skin care sales person and has been in the business for many years. He comes to the Company with a list of over 250 customers that he has either sold to before or that he has visited and/or prospected in the past. This consultant spends his working time for the Company selling and calling on this list of customers and potential new customers. The consultant receives a $400 per month auto allowance and a 15% commission on net revenues.

The agreement with the company's other sales consultant, Tina's Lotions & Creams, was terminated on June 14, 2006 because the sales generated by the consultant were less than expected and not enough to justify the consulting fees being paid. Per the termination clause the company owes 60 days severance pay. The sales consultant has indicated that she may continue to sell products for commission only after the severance pay runs out.

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

Target Market

This is a highly competitive business with many products available to consumers and new products coming to market daily. The customer base and potential new customer base consists of medical spas, dermatology offices, resorts, spas, suntan parlors, hotel gift shops, drug stores, beach/novelty stores, convenience stores, sporting gyms etc.

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

Growth Strategy

The Company's initial growth strategy consisted of three phases. Phase I was completed by the end of 2005, whereby the Company had successfully accomplished nearly all of its objectives in that Phase ahead of schedule.

The Company, now midway through Phase II, intends to stick to its plan although first half of 2006 sales were bleak. Phase II and III have been revised as follows:

Phase II (6-12 months)
      o Maintain one sales consultant paying only one car allowance, no consulting fees and a 15% commission.
      o     Market/sell products at South Florida Boat Shows and flea markets.
      o Set up sales calls at large national pharmacy chains, wholesalers, health clubs, importers and exporters.
      o     Follow up sales calls with telemarketing.
      o     Look for complementary and unique new products.
      o Look for private label opportunities to market under the DermaRX name sometime in the near future.
      o     Expand marketing and advertising.
      o Look for a suitable business combination and use our best efforts to find a possible acquisition or merger.

Phase III (12-18 months)
      o Continue to market/sell products at South Florida Boat Shows and to large national pharmacy chains, wholesalers, health clubs, importers and exporters.
      o     Follow up sales calls with telemarketing.
      o     Look for complementary and unique new products.
      o Look for private label opportunities to market under the DermaRx line sometime in the future.
      o     Look for new distribution relationships.
      o     Evaluate marketing and advertising.
      o Look for a suitable business combination and use our best efforts to find a possible acquisition or merger.

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

Plan of Operations

Management has used the initial equity capital to fund our business plan. To date no material cash flow from sales has been generated and although we remain optimistic we will strongly consider revising the business plan further and seek other means of revenue if material cash flow is not generated by the third quarter of the fiscal year ended December 31, 2006. We have faced considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget, developing marketing and advertising strategies and new product development. Management intends to seek additional funding however if no funding is received during the next twelve months, we may be forced to rely on the existing cash on hand. In such a restricted cash flow scenario, we would be unable to complete all business plan steps, and would, instead, delay all cash intensive activities. The Company may acquire or enter into a business combination to provide a revenue stream for which the Company can use to market and sell the consumer cosmetics and non-prescription dermatology products and enhance shareholder value. To date, management has not actively pursued any such businesses except for entering into a non-exclusive agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated as discussed below. There are no merger or acquisition candidates as of the date herein.

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

                        THREE MONTHS ENDED JUNE 30, 2006
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Sales decreased from $1,588 for the three month period ended June 30, 2005 to $309 for the three month period ended June 30, 2006.

Costs of sales decreased from $812 for the three month period ended June 30, 2005 to $-0- for the three month period ended June 30, 2006, primarily due to the decrease in sales of the Company's products. Cost of sales was zero for the current period due to the sale of products that had been written off and had no book value.

Selling, General and Administrative Expenses decreased from $71,291 for the three month period ended June 30, 2005 to $32,465 for the three month period ended June 30, 2006 due to professional fees and promotional expenses incurred to assist the Company while it was attempting to emerge from bankruptcy in the prior year.

Other income (expenses) for the three months ended June 30, 2006 increased by $3,659 due to interest income being earned on investments.

Net loss decreased from ($63,810) for the three month period ended June 30, 2005 to ($21,792) for the three month period ended June 30, 2006, due to the above analysis of Income and Expenses.

                         SIX MONTHS ENDED JUNE 30, 2006
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Sales increased from $2,237 for the six month period ended June 30, 2005 to $2,421 for the six month period ended June 30, 2006.

Costs of sales decreased from $1,221 for the six month period ended June 30, 2005 to $622 for the six month period ended June 30, 2006, primarily due to the decrease in per item costs of the Company's products.

Selling, General and Administrative Expenses decreased from $129,895 for the six month period ended June 30, 2005 to $67,070 for the six month period ended June 30, 2006 due to professional fees and promotional expenses incurred to assist the Company while it was attempting to emerge from bankruptcy in the prior year.

Other income (expenses) for the three months ended June 30, 2006 increased by $12,545 due to interest income being earned on investments.

Net loss decreased from ($119,888) for the six month period ended June 30, 2005 to ($43,735) for the six month period ended June 30, 2006, due to the above analysis of Income and Expenses.

Current Assets

Current assets decreased from $934,492 at December 31, 2005 to $876,732 at June 30, 2006, primarily as a result of the reduction of cash from the loss realized by the Company in the current quarter.

Total assets decreased from $935,207 at December 31, 2005 to $877,332 at June 30, 2006, primarily as a result of the decrease in cash as a result of the loss realized by the Company for the six months ended June 30, 2006.

Current liabilities decreased from $15,139 at December 31, 2005 to $1,000 at June 30, 2006, due to Accounts Payable paid related to the Company's current operations. The balance remaining is an outstanding accrual.

Liquidity and Capital Resources.

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of $1,250,100 from a private placement of our securities and the additional financing of $249,900. Our management estimates that once the business plan is implemented, we will require a minimum cash flow of approximately $5,500 per month to maintain operations. Based on the remaining balance of the proceeds from the offering ($873,774), we will have sufficient capital to sustain operations during and beyond the next 12 months. On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900, which was finalized during May, 2005, when the restrictions were met and the funds disbursed from escrow. This is included in the remaining balance of proceeds previously discussed.

The Company had a loan payable to a majority shareholder, Brampton Crest International, LLC of $300,000 which was subsequently repaid from the proceeds of a private placement in the prior year. The Company allocated the proceeds of the loan to satisfy costs, and other support, to reorganize Hamilton Biophile Companies. Management intends to use the balance of the proceeds from the offering ($950,100) and the additional financing of $249,900, towards the implementation of the business plan (including finding an appropriate producing business opportunity) and to provide working capital for future expansion of the Company's operations.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting. There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      Not applicable

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      On July 14, 2006, the Company held its annual meeting in which greater than a majority of the shares entitled to voted to elect J. Rod martin and Joseph I,. Emas as directors and ratified the appointment of Berenfeld, Spritzer, Shechter & Sheer as the Company's independent certified public accountant for the fiscal year ending December 31, 2006.

Item 5. Other Information

      Not applicable

Item 6. Exhibits

      Exhibits:

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

      32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami Beach, Florida, on July 30, 2006.

                                 BRAMPTON CREST INTERNATIONAL INC.


Date: August 11, 2006              By: /s/ J. Rod Martin
                                       --------------------------------------
                                       J. Rod Martin
                                       President, Principal Executive Officer


Date: August 11, 2006              By: /s/ Brad Hacker
                                       --------------------------------------
                                       Brad Hacker
                                       Chief Financial Officer