Form 10QSB
period 2006-09-30
BRAMPTON CREST INTERNATIONAL INC
filed 2006-11-13
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 13, 2006, there were 51,518,710 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 Of the Exchange Act). Yes |_| No |X|

                        BRAMPTON CREST INTERNATIONAL INC.

Part I. Financial Information                                               Page
                                                                            ----
Item 1. Condensed Financial Statements and Notes to Financial Statements     F-1
  (a)   Condensed Balance Sheets as of September 30, 2006
        and December 31, 2005 (unaudited)                                    F-2
  (b)   Statements of Operations for the Three and Nine Months Ended
        September 30, 2006 and 2005 (unaudited)                              F-3
  (c)   Statements of Cash Flow for the Nine Months Ended
        September 30, 2006 and 2005 (unaudited)                              F-4
  (d)   Notes to Financial Statements (unaudited)                            F-5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             13

Item 3. Controls and Procedures                                               18

Part II. Other Information                                                    19

Item 1. Legal Proceedings                                                     19

Item 2. Changes in Securities and Small Business Issuer Purchases
        of Equity Securities                                                  19

Item 3. Defaults Upon Senior Securities                                       19

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Other Information                                                     19

Item 6. Exhibits                                                              19

Signatures                                                                    20

PART I FINANCIAL INFORMATION

General

      The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2005 (audited) and the quarter ended September 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

                        BRAMPTON CREST INTERNATIONAL INC.

                              FINANCIAL STATEMENTS

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                                 BALANCE SHEETS
                                   (Unaudited)
                                                    September 30,   December 31,
                                                         2006           2005
                                                    -------------   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $  867,603     $  930,911
  Inventory                                                2,459          3,581
                                                      ----------     ----------
    Total current assets                                 870,062        934,492
                                                      ----------     ----------
PROPERTY AND EQUIPMENT
  Office Furniture                                           834            834
  Accumulated Depreciation                                  (234)          (119)
                                                      ----------     ----------
    Total property and equipment                             600            715
                                                      ----------     ----------
TOTAL ASSETS                                          $  870,662     $  935,207
                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $    1,219     $   15,139
  Accrued expenses                                         1,000             --
                                                      ----------     ----------
TOTAL CURRENT LIABILITIES                                  2,219         15,139
STOCKHOLDERS' EQUITY
  Common stock                                            51,518         51,518
  Additional paid-in capital                           1,589,900      1,589,900
  Accumulated deficit                                   (772,975)      (721,350)
                                                      ----------     ----------
    Total stockholders' equity                           868,443        920,068
                                                      ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  870,662     $  935,207
                                                      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months    Three Months    Nine Months      Nine Months
                                      Ended           Ended           Ended            Ended
                                   September 30,   September 30,   September 30,   September 30,
                                       2006            2005            2006            2005
                                   -------------   -------------   -------------   -------------
SALES                               $     1,894     $        --     $     4,315     $     2,237
COST OF SALES                               665              --           1,287           1,221
                                    -----------     -----------     -----------     -----------
  GROSS PROFIT                            1,229              --           3,028           1,016
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                 19,913          36,021          86,983         165,916
                                    -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                    (18,684)        (36,021)        (83,955)       (164,900)
OTHER INCOME
  Interest income                        10,794           7,734          32,330          16,725
                                    -----------     -----------     -----------     -----------
LOSS BEFORE INCOME TAX BENEFIT          (7,890)        (28,287)         (51,625)       (148,175)
INCOME TAX BENEFIT                           --              --             --               --
                                    -----------     -----------     -----------     -----------
NET LOSS                            $    (7,890)    $   (28,287)        (51,625)       (148,175)
                                    ===========     ===========     ===========     ===========
LOSS PER SHARE -
 BASIC AND DILUTED                  $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                    ===========     ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED     51,518,710      51,518,710      51,518,710      50,658,105
                                    ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Nine Months     Nine Months
                                                      Ended          Ended
                                                  September 30,   September 30,
                                                      2006            2005
                                                 --------------   -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                          $(51,625)      $ (148,175)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                         115               --
    Changes in operating assets and
      liabilities:
    (Increase) decrease in:
      Inventory                                        1,122           (7,966)
      Accounts receivable                                 --             (170)
      Prepaid and other current assets                    --           10,784
    Increase(decrease) in:
      Accounts payable and accrued expenses          (12,920)          (5,909)
                                                    --------       ----------
Net Cash Used In Operating Activities                (63,308)        (151,436)
                                                    --------       ----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        --             (834)
                                                    --------       ----------
Net Cash Used in Investing Activities                     --             (834)
                                                    --------       ----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                        --          249,900
                                                    --------       ----------
Net Cash Provided by Financing Activities                 --          249,900
                                                    --------       ----------
NET INCREASE (DECREASE)IN CASH AND CASH
  EQUIVALENTS                                        (63,308)          97,630
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       930,911          903,310
                                                    --------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $867,603       $1,000,940
                                                    ========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the period                   $     --       $       --
                                                    ========       ==========
  Income taxes paid during the period               $     --       $       --
                                                    ========       ==========
  Contingency reserve for settlement in
    litigation
    Satisfied with issuance of common stock         $     --       $  100,000
                                                    ========       ==========

   The accompanying notes are an integral part of these financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         For the Three and Nine Months Ended September 30, 2006 and 2005

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

      BUSINESS

      The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through September 30, 2006, business activities were still kept at a minimum.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         For the Three and Nine Months Ended September 30, 2006 and 2005

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

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2006, the Company had cash equivalents in the amount of approximately $868,000 invested in income securities.

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

         For the Three and Nine Months Ended September 30, 2006 and 2005

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

      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at September 30, 2006 and 2005 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FAS No.48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its unaudited financial statements.

      In March 2006, the Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)," ("EITF No. 06-3"), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 is effective for the Company's financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of this new pronouncement on its unaudited financial statements.

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

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 4 - RELATED PARTY TRANSACTION

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

      On January 11, 2005, the Company sold a similar 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of 1 share of common stock and 1 warrant to purchase one additional share of common stock at $.001 per share. The warrants expire in December 2007.
      The proceeds from this private placement was kept in escrow and released in May 2005 upon the Company becoming a reporting company.

      COMMON STOCK OUTSTANDING

      As of September 30, 2006 and December 31, 2005, common stock of 100,000,000 shares were authorized at a par value of $.001 per share. As of the respective dates the Company had 51,518,710 shares issued and outstanding.

                       BRAMPTON CREST INTERNATIONAL, INC.
                 (FORMERLY KNOWN AS HAMILTON-BIOPHILE COMPANIES)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         For the Three and Nine Months Ended September 30, 2006 and 2005

      STOCK WARRANTS

      As previously discussed, the Company issued 1,666 000 stock warrants during the year ended December 31, 2005 and 48,434,000 stock warrants during the year ended December 31, 2004 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2005 and the Three and Nine months ended September 30, 2006.

                                               Weighted
                                                Average
                                   Warrants      Price
                                 -----------   --------
Beginning Balance, 1/1/05         48,479,000     $.001
Warrants granted (May 2005)        1,666,000      .001
                                 -----------     -----
Balance, 12/31/05                 50,145,000     $.001
                                 -----------     -----
Activity from
1/1/06 to 9/30/06
Warrants expired (March 2006)        (45,000)    $.200
                                 -----------     -----
Balance, 9/30/06                  50,100,000     $.001
                                 ===========     =====

      The Company used the Black-Scholes option pricing model to determine the fair value of the stock grants. The assumptions were applied as follows:

Risk Free Interest Rate           2.89 - 3.23%
Expected Dividend Yield                     0%
Expected Option Life                  3 years
Expected Stock Price Volatility     .01 - .08%

      All the warrants except for the 1,666,000 issued in 2005 and 8,334,000 of the warrants issued November 2004 were due to expire during the fourth quarter. Warrants of 40,000,000 issued in 2004 have been extended for an additional 12 months at the same weighted average price.

NOTE 6 - OTHER MATTERS

      CONSULTING AGREEMENT

      On November 1, 2004 the Company entered into a consulting agreement with a related party (the Consultant) for one year effective January 1, 2005. In exchange for services to be rendered, the Consultant received compensation of $37,500 for one year and 100,000 shares of common stock and 100,000 warrants to purchase an equal number of common shares at $.001 per share. The total value of the unit is $.15 cents per unit or $15,000. The unit was valued at $.15 cents per share, which is the amount sold via the private placement and was reflected as prepaid consulting at December 31, 2004 since services were rendered in 2005. The warrants have an exercise price of $.001 and will expire three years from the date of issuance.

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

The Company

The Company is in the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of one independent sales consultant. Although sales of the consumer cosmetics and non-prescription dermatology products have been slow and general acceptance for these products has been less than anticipated the Company still feels it can be successful in establishing a domestic market and once it has done so it will then attempt to sell on an international level. However, due to the dismal acceptance of the consumer product line the Company's management, consultants and board of directors will continue to dedicate time and Company resources towards finding a suitable business combination and or use best efforts to find a possible acquisition or merger.

Sales

Revenues for the current quarter are down as compared to prior periods in the current year. However sales for the current quarter are higher as compared to the comparable quarter in the prior year.

The Company currently uses one independent sales consultant to sell its products, working under an independent contractor agreement. The consultant covers the state of Florida.

The sales consultant's agreement was extended for another six months beginning June 6, 2006. The original agreement was signed and dated February 15, 2006 and per the terms, the consultant uses his best efforts to sell the Company's cosmetics and non-prescription dermatology products on a full time basis. The consultant is an experienced skin care sales person and has been in the business for many years. He comes to the Company with a list of over 250 customers that he has either sold to before or that he has visited and/or prospected in the past. This consultant spends his working time for the Company selling and calling on this list of customers and potential new customers. On September 15, 2006 the consultant's auto allowance was reduced from $400 per month to $200 per month. plus he receives a 15% commission on net revenues.

The agreement with the company's other sales consultant, Tina's Lotions & Creams, was terminated on June 14, 2006 because the sales generated by the consultant were less than expected and not enough to justify the consulting fees being paid. Per the termination clause the company paid 60 days severance pay.

Suppliers

The Company's products are supplied directly from the manufacturer, Dermazone Solutions, LLC per a distribution agreement signed on September 8, 2005. The Dermazone Solutions, LLC agreement is a non-exclusive distribution agreement giving the Company access to their full line of products in a territory comprising of all North America.

Products

The Company sells a full line of consumer cosmetics and non-prescription dermatology products including body lotions, face creams, rejuvenating ointments, lip balm, anti-aging creams as well as sun care products and has also been attempting to market a new medical grade sunless tanner called Lyphazome Inside Tan. This is a relatively new product developed by our manufacturer/distributor and the Company had hoped it could differentiate itself from the competition by concentrating its marketing and sales efforts on this new product. However, sales have been dismal to date, re-orders on sales have been slow and in most cases re-orders have been none at all. No assurances can be given that any of the products including Lyphazome Inside Tan, will ever produce a material revenue stream.

Target Market

This is a highly competitive business with many products available to consumers and new products coming to market daily. The customer base and potential new customer base consists of medical spas, dermatology offices, resorts, spas, suntan parlors, hotel gift shops, drug stores, beach/novelty stores, convenience stores, sporting gyms etc.

Marketing

Cosmetics and non-prescription dermatology products are typically sold via on-line (web site), infomercials, multi level marketing, in-house salesmen, trade shows, sales reps and direct from manufacturer. Entry into this business is not difficult, but it is highly competitive. Most, if not all, of the customers listed above already have in stock several varieties of sun screens, lotions, self tanners and other products we currently carry making it very difficult to convince them to take on other lines. Currently, our only method of sales is using an independent consultant and he continues to experience less than expected general acceptance of our products.

We currently offer our products primarily to prospective customers who have established relationships with our sales consultant. We hope that these prospective customers will establish a general market for our products, however our sales growth and progress has been less than anticipated. Over time however, we are hopeful that the continued exposure of our products will achieve a greater market acceptance and greater market awareness. If this occurs, we believe we may be able to capitalize on this exposure and acceptance and can then expand our product sales nationally and internationally.

The Company is marketing and selling these cosmetics and non-prescription dermatology products under the name DermaRX. The domain www.DermaRX.net has been registered. The Company plans to private label its own products if there is market acceptance and market awareness of its current product line therefore increasing the branding of the name DermaRX.

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

The Company, was unable to complete all of its Phase II objectives successfully however, the Company will continue working to achieve success in its revised Phase III objectives.

In Phase III the Company will concentrate its efforts on sales calls to its existing customer base focusing on the large Dermatology Medical Offices and following up these sales calls with telemarketing. The Company will continue looking for new, exciting and unique products as well as new distribution relationships. The Company feels private labeling is a way for it to achieve better sales growth and therefore will look for opportunities in private labeling during this phase. We continue to evaluate our marketing efforts and look for creative and cost effective ways of advertising. The Company continues to look for a suitable business combination and use its best efforts to find a possible acquisition or merger.

No assurances can be made that the Company will accomplish all its objectives in this phase.

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

                      THREE MONTHS ENDED SEPTEMBER 30, 2006
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Sales increased from $-0- for the three month period ended September 30, 2005 to $1,894 for the three month period ended September 30, 2006.

Costs of sales increased from $-0- for the three month period ended September 30, 2005 to $665 for the three month period ended September 30, 2006, due to the increase in sales of the Company's products.

Selling, General and Administrative Expenses decreased from $36,021 for the three month period ended September 30, 2005 to $19,913 for the three month period ended September 30, 2006 due to professional fees and promotional expenses incurred by the Company while it was attempting to emerge from bankruptcy and the start up of the business in the prior year.

Other income for the three months ended September 30, 2006 increased by $3,060 due to interest income being earned on investments.

Net loss decreased from a net loss of ($28,287) for the three month period ended September 30, 2005 to net loss of ($7,890) for the three month period ended September 30, 2006, due to the above analysis of Income and Expenses.

                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Sales increased from $2,237 for the nine month period ended September 30, 2005 to $4,315 for the nine month period ended September 30, 2006.

Costs of sales increased from $1,221 for the nine month period ended September 30, 2005 to $1,287 for the nine month period ended September 30, 2006, primarily due to the increase in sales. On a percentage basis cost of sales was lower due to the sale of some products at low or no cost as a result of write-down of inventory in the prior year end.

Selling, General and Administrative Expenses decreased from $165,916 for the nine month period ended September 30, 2005 to $86,983 for the nine month period ended September 30, 2006 due to professional fees and promotional expenses incurred to assist the Company while it was attempting to emerge from bankruptcy in the prior year.

Other income (expenses) for the nine months ended September 30, 2006 increased by $15,605 due to interest income being earned on investments.

Net loss decreased from a net loss of ($148,175) for the nine month period ended September 30, 2005 to net loss of ($51,625) for the nine month period ended September 30, 2006, due to the above analysis of Income and Expenses.

Current Assets

Cash decreased from $930,911 at December 31, 2005 to $867,603 at September 30, 2006, primarily as a result of the loss realized by the Company in the current quarter.

Total assets decreased from $935,207 at December 31, 2005 to $870,662 at September 30, 2006, primarily as a result of the decrease in cash as a result of the loss realized by the Company in the current quarter.

Current liabilities decreased from $15,139 at December 31, 2005 to $2,219 at September 30, 2006, due to the payment of all outstanding Accounts Payable paid related to the Company's current operations.

Liquidity and Capital Resources.

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of $1,250,100 from a private placement of our securities and the additional financing of $249,900. Our management estimates that once the business plan is implemented, we will require a minimum cash flow of approximately $5,000 per month to maintain operations. Based on the remaining balance of the proceeds from the offering ($910,137), we will have sufficient capital to sustain operations during and beyond the next 12 months. On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900, which was finalized during May, 2005, when the restrictions were met and the funds disbursed from escrow. This is included in the remaining balance of proceeds previously discussed.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Principal Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our President and Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2006.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2  Certification of Principal Financial and Accounting Officer Pursuant to
      Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2  Certification of Principal Financial and Accounting Officer Pursuant to
      Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami Beach, Florida, on October 30, 2006.

                                      BRAMPTON CREST INTERNATIONAL INC.


Date: November 13, 2006                By: /s/ J. Rod Martin
                                         --------------------------------------
                                         J. Rod Martin
                                         President, Principal Executive Officer


Date: November 13, 2006                By: /s/ Brad Hacker
                                          --------------------------------------
                                          Brad Hacker
                                          Chief Financial Officer