Form 10KSB
period 2006-12-31
BRAMPTON CREST INTERNATIONAL INC
filed 2007-03-23
CIK 1321002

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                   FORM 10-KSB
          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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


Check whether the Issuer filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:     $ 4,555

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As of December 31, 2006, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                         Outstanding as of March 22, 2007
------------------------------            --------------------------------
Common Stock, $0.001 per share                       51,518,710
                                                     ==========


                                            DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part 1V Transitional Small Business Disclosure Format (check one) Yes|_| No |X|


--------------------------------------------------------------------------------

PART I

ITEM 1.   Description of Business                                          3

ITEM 2.   Description of Property                                          6

ITEM 3.   Legal Proceedings                                                6

ITEM 4.   Submission of Matters to Vote of Securities Holders              7

PART II
--------

ITEM 5.    Market for Common Equity and Related Stockholder Matters        7

ITEM 6.    Management's Discussion and Analysis or Plan of Operations      8

ITEM 7.    Financial Statements                                           10

ITEM 8     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                       10

ITEM 8A.  Controls and Procedures                                         10

ITEM 8B.  Other Information                                               10

PART III
----------

ITEM 9     Directors, Executive Officers, Promoters, and Control
               Persons; Compliance with Section 16(a) of the Exchange Act 11

ITEM 10.  Executive Compensation                                          12

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management  13

ITEM 12.  Certain Relationships and Related Transactions                  14

ITEM 13.  Exhibits                                                        15

ITEM 14.  Principal Accountant Fees and Services                          15

           SIGNATURES                                                     17

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

On November 1, 2004 the company sold 8,334,000 units at $.15 per unit for a total sales price of $1,250,100. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at $.001 per share.

On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at $.001 per share.

The previous Private Placement dated November 1, 2004 and the January 11, 2005 Private Placement may not be resold for a period of twelve months from the date of purchase without the express written consent of the Company.

The Company's 15C-211 filed on October 3, 2005 to list its securities on the Bulletin Board Exchange was approved on November 30, 2005 and the stock now trades under the ticker symbol BRCI.OB

On January 29, 2007, the Board of Directors accepted the resignation of J. Rod Martin as Chief Executive Officer and director submitted to the Board on January 29, 2007. There were no disagreements with J. Rod Martin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On January 29, 2007, the Board of Directors appointed Robert Wineberg as the Chief Executive Officer, Principal Accounting Officer for the Company and a member of the Board of Directors. Mr. Wineberg was our Secretary-Treasurer from January 2005 through November 2005 and Chief Financial Officer from April, 2005 through November 2005. From November 2005 to his appointment as CEO in January of 2007 Mr. Wineberg served as a consultant for the company. Mr. Wineberg is a graduate of McGill University with a B. Comm. in Accounting, Systems and Computers. Mr. Wineberg is a Chartered Accountant (C.A.) and a Chartered Financial Analyst (C.F.A.).


Business

Effective March 2, 2007, Brampton Crest International (BRCI or the "Company") announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans.

White Peak will generate its own business through an established network of finance industry contacts developed by its management and by seeking participations with other originators, known to the company management. White Peak loans will be both short and medium term, secured by accounts and trade receivables, real estate, credit card receivables, equipment, letters of credit and shares of stock. The originators from whom White Peak will purchase participations are established companies known to White Peak management.

White Peak will initially be funded by capital from BRCI. BRCI intends to raise additional capital, and will attempt to secure bank lines of credit to further its lending activities. However, there are no assurances or guaranties that the lines of credit or additional capital will be achieved.

The Company will continue the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of one independent sales consultant. Although sales of the consumer cosmetics and non-prescription dermatology products have been slow and general acceptance for these products has been less than anticipated the Company still feels it can be successful in establishing a domestic market and once it has done so it will then attempt to sell on an international level. However, due to the dismal acceptance of the consumer product line the Company's management, consultants and board of directors will continue to dedicate time and Company resources towards finding a suitable business combination and or use best efforts to find a possible acquisition or merger.


The Company currently uses one independent sales consultant to sell its products, working under an independent contractor agreement. The consultant covers the state of Florida.

The sales consultant's agreement was extended for another six months effective June 30, 2006 expiring December 31, 2006. The original agreement was signed and dated February 15, 2006 and per the terms, the consultant uses his best efforts to sell the Company's cosmetics and non-prescription dermatology products on a full time basis. The agreement was extended for an additional six months, expiring June 30, 2007. The consultant is an experienced skin care sales person and has been in the business for many years. He comes to the Company with a list of over 250 customers that he has either sold to before or that he has visited and/or prospected in the past. This consultant spends his working time for the Company selling and calling on this list of customers and potential new customers. On September 15, 2006 the consultant's auto allowance was reduced from $400 per month to $200 per month. plus he receives a 15% commission on net revenues.

The  agreement  with the  company's  other sales  consultant,  Tina's  Lotions &
Creams, was terminated on June 14, 2006 because the sales generated by the consultant were less than expected and not enough to justify the consulting fees being paid. Per the termination clause the company paid 60 days severance pay.

Suppliers

The Company's products are supplied directly from the manufacturer, Dermazone Solutions, LLC per a distribution agreement signed on September 8, 2005. The Dermazone Solutions, LLC agreement is a non-exclusive distribution agreement giving the Company access to their full line of products in a territory comprising of all North America.The Company sells a full line of consumer cosmetics and non-prescription dermatology products including body lotions, face creams, rejuvenating ointments, lip balm, anti-aging creams as well as sun care products and has also been attempting to market a new medical grade sunless tanner called Lyphazome Inside Tan. This is a relatively new product developed by our manufacturer/distributor and the Company had hoped it could differentiate itself from the competition by concentrating its marketing and sales efforts on this new product. However, sales have been dismal to date, re-orders on sales have been slow and in most cases re-orders have been none at all. No assurances can be given that any of the products including Lyphazome Inside Tan, will ever produce a material revenue stream.

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

The Company filed a Form 10-SB on December 16, 2004, and on May 17, 2005 became a reporting company pursuant to the Securities Exchange Act of 1934, as amended. The Company's 15C-211 filed on October 3, 2005 to list its securities on the Bulletin Board Exchange was approved on November 30, 2005 and the stock now trades under the ticker symbol BRCI.OB.

ITEM 2. DESCRIPTION OF PROPERTY.

Brampton Crest International, Inc. currently maintains its office at 1224 Washington Avenue, Miami Beach, Florida 33139. The telephone number is (305) 531-1174. Other than this office, Brampton Crest International, Inc. does not currently maintain any other office facilities. The office is leased by Joseph
I. Emas and, as a courtesy, Mr. Emas allows Brampton Crest International, Inc. to use the office facilities without rent. For 2005 and 2006, the Company's use of Mr. Emas space was minimal and deemed immaterial.

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

The Company's 15C-211 filed on October 3, 2005 to list its securities on the Bulletin Board Exchange was approved on November 30, 2005 and the stock now trades under the ticker symbol BRCI.OB.

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

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this yearly report on Form 10-KSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Report on Form 10-KSB.


TWELVE MONTHS ENDED DECEMBER 31, 2006
COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2005

Sales increased from $2,645 for the twelve month period ended December 31, 2005 to $4,555 for the twelve month period ended December 31, 2006.

Costs of Sales increased from $1,221 for the twelve month period ended December 31, 2005 to $1,581 for the twelve month period ended December 31, 2006, primarily due to the increased sales of the Company's products.

Selling, General and Administrative Expenses decreased from $256,105 for the twelve month period ended December 31, 2005 to $121,429 for the twelve month period ended December 31, 2006 due to professional fees and promotional expenses incurred in 2005 to assist the Company while it was attempting to emerge from bankruptcy.

Other Income (Expenses) for the twelve month period ended December 31, 2006 increased by $27,208 These occurred while the Company was attempting to emerge from bankruptcy.

Net Loss decreased from a net Loss of $238,844 for the twelve month period ended December 31, 2005 to $75,410 for the twelve month period ended December 31, 2006, due to the above analysis of Income and Expenses.

Current Assets

Cash decreased from $934,492 at December 31, 2005 to $864,676 at December 31, 2006, primarily as a result of expenses in operating the company for the the past year.

Total assets decreased from $935,207 at December 31, 2005 to $867,526 at December 31, 2006, primarily as a result of a sale of the Company's securities.

Liabilities

Current liabilities increased from $15,139 at December 31, 2005 to $22,868 at December 31, 2006, due to additional accrued expense as related to the Company's 2006 audit and current operations.

Liquidity and Capital Resources

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of $1,250,100 from a private placement of our securities in 2004 and from interest income. Our management estimates that once the business plan is implemented, we will require a minimum cash flow of approximately $9,000 per month to maintain operations. In addition, on January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900, which was finalized during May, 2005, when the restrictions were met and the funds disbursed from escrow.

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


Private Placements

On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at $.001 per share.

The previous sold Private Placement dated November 1, 2004 for approximately $1,251,100 and the January 11, 2005 Private Placement may not be resold for a period of twelve months from the date of purchase without the express written consent of the Company.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURES

On June 11, 2004, the Company engaged Berenfeld, Spritzer, Shechter & Sheer to act as the Company's independent certified public accountant. Berenfeld, Spritzer, Shechter & Sheer Certified Public Accountants were appointed by the Company on June 11, 2004 to audit the Company's financial statements for the fiscal years ended December 31, 2001, 2002 and 2003. During our two most recent fiscal years and the subsequent interim period preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted Berenfeld, Spritzer, Shechter & Sheer regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Berenfeld, Spritzer, Shechter & Sheer provided to the Company a written report or oral advice regarding such principles or audit opinion, nor has there been any disagreements between Berenfeld, Spritzer, Shechter & Sheer and the Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. Berenfeld, Spritzer, Shechter & Sheer has been engaged to audit the Company's year ended December 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES


(a)   Evaluation of Disclosure Controls and Procedures
      ------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c) of the date within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this yearly report on Form 10-KSB was being made.

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

         NONE



                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The  directors  and  executive   officers   currently   serving  Brampton  Crest
International, Inc. are as follows:

Name                 Age     Positions
                             Held and Tenure
----                 ---     ---------------

Robert Wineberg      52      CEO, Dirctor and Principle Accounting Officer

Joseph I. Emas       52      Director

Brad Hacker          47      Chief Financial Officer


On January 29, 2007, the Board of Directors accepted the resignation of J. Rod Martin as Chief Executive Officer and Director submitted to the Board on January 29, 2007. There were no disagreements with J. Rod Martin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On January 29, 2007, the Board of Directors appointed Robert Wineberg as the Chief Executive Officer, Principal Accounting Officer for the Company and a member of the Board of Directors.

ROBERT WINEBERG: Chief Executive Officer, Principal Accounting Officer for the Company and a member of the Board of Directors. Mr. Wineberg was our Secretary-Treasurer from January, 2005 through November, 2005 and Chief Financial Officer from April, 2005 through November, 2005. From November, 2005 to January, 2007 Mr. Wineberg served as a consultant to the company. Mr. Wineberg is a graduate of McGill University with a B. Comm. in Accounting, Systems and Computers. Mr. Wineberg is a Chartered Accountant (C.A.) and a Chartered Financial Analyst (C.F.A.).

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

BRAD HACKER: Chief Financial Officer since December, 2005. Mr. Hacker is a Certified Public Accountant and partner in the firm Kramer Weisman and Associates, LLC. Mr. Hacker received his Bachelor of Business Administration from the University Of Texas. Mr. Hacker has held position of Chief Financial Officer with both Public and private companies in South Florida. As previously mentioned, the firm of Kramer Weisman and Associates, LLC, of which Mr. Hacker is a partner, has been retained by the Company to provide accounting and financial services to the Company.

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

Exclusion of Liability

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

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth information with respect to compensation paid by the Company to the President and compensation to named executive officer's that exceeds $100,000 as of December 31, 2006:


                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------

                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
----           -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
J. Rod Martin  President  2004     0        0      0                  0                0          0             0
                          2005     0        0      0                  0                0          0             0
                          2006     0        0      0                  0                0          0             0

Employees

Brampton Crest International, Inc. currently has no employees other than its directors and officers. Management expects to hire help as necessary and does not anticipate a need to engage any full-time employees until the business plan is applied.

Consulting Agreement

The Company entered into a one year Consulting Agreement with Robert Wineberg to assist the Company with corporate planning and development; specifically, to develop an in-depth familiarization with the Company's business objectives and bring to its attention potential or actual opportunities which meet those objectives or logical extensions thereof, (b) alert the Company to new or emerging high potential forms of product and distribution which could either be acquired or developed internally, (c) comment on the Company's corporate development including such factors as position in competitive environment, financial performances vs. competition, strategies, operational viability, etc., and (d) identify prospective suitable merger or acquisition candidates for the Company, perform appropriate diligence investigations with respect thereto, advise the Company with respect to the desirability of pursuing such candidates, and assist the Company in any negotiations which may ensue there from.

Pursuant to the terms of the Consulting Agreement, the Company has compensated Mr. Wineberg with 100,000 shares of the Company's common stock and 100,000 warrants to purchase an equal number of common shares of the Company at an exercise price of $0.001 per share of common stock for a period of three years and shall pay to Mr. Wineberg an annual fee of $37,500 for a period of one year, payable monthly in advance in equal monthly payments of $3,125 commencing in January 1, 2005. This agreement was extended until December 31, 2006.

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

On March 2, 2007, Brampton Crest International, Inc. appointed its CEO, Robert Wineberg, as President of its newly formed wholly owned subsidiary, White Peak Capital Group, Inc. ("White Peak"), and entered into a three month consulting contract by and between White Peak and its Vice President, Tsvi Katsir, effective February 1st, 2007. Pursuant to the agreement, Mr. Katsir is entitled to receive a Consulting fee of $10,000 and an option to acquire 200,000 shares of Brampton Crest International, Inc.'s common stock, par value $.01 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as at December 31, 2006, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                      Number of                Percentage of
Name and Address                       Shares                      Shares
                                Beneficially Owned (1)    Beneficially Owned (1)
----------------------          ----------------------    ---------------------

Joseph I. Emas                       38,700,000 (2)              38.1%
1224 Washington Avenue
Miami Beach, FL  33139

Brad Hacker                                 -0-                   -0-%
12515 Orange Drive, Suite 814
Davie, FL  33330

All directors and
executive officers as
a group (3 persons)                  87,900,000                  86.6%

Brampton Crest International, LLC.   38,700,000 (3)              38.1%
1224 Washington Avenue
Miami Beach, FL  33139

Murray Bacal                         38,700,000 (3)              38.1%
1455 Ocean Drive #904
Miami Beach, Florida 33139

Robert Wineberg                      49,200,000 (4)              48.5%
Delaporte Point  #45
Nassau, Bahamas

      (1) Based on a total of an aggregate of 101,518,764 shares of capital stock, consisting of 51,518,764 issued and outstanding shares of common stock and warrants to purchase 50,000,000 shares of common stock.


      (2) Includes 12,300,000 shares of common stock held in the name of Brampton Crest International, LLC, 300,000 shares of common stock held in the name of Joseph I, Emas, warrants to purchase 25,800,000 shares of common stock held in the name of Brampton Crest International, LLC (J. Rod Martin, Murray Bacal, and Joseph I. Emas are the managing members of Brampton Crest International, LLC) and warrants to purchase 300,000 shares of common stock held in the name of Joseph I, Emas.

      (3) Includes 12,300,000 shares of common stock held in the name of Brampton Crest International, LLC, warrants to purchase 25,800,000 shares of common stock held in the name of Brampton Crest International, LLC (Murray Bacal is the managing member of Brampton Crest International, LLC)

      (4) Includes 24,600,000 shares of common stock and warrants to purchase 24,600,000 shares of common stock.


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

ITEM 13. EXHIBITS AND REPORTS


(a) (1) FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title  of  Document                                                       Page
-------------------                                                       ----

Report of Independent Registered Public Accounting Firm                    F-1

Financial Statements:

Balance Sheets as of December 31, 2006 and 2005                            F-2

Statements of Operations  for the years ended December 31, 2006            F-3
and 2005

Statements of Stockholders' Equity for the years ended                     F-4
December 31, 2006 and 2005


Statements of Cash Flows for the years ended  December 31, 2006            F-5
and December 31, 2005

Notes to financial statements                                              F-6

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


32.1 Section 906 Certificate of Chief Executive Officer


32.2 Section 906 Certificate of Chief Financial Officer


(b) Reports on Form 8-K


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)     Audit  Fees
        -----------

The aggregate fees billed by the independent accountants for the last fiscal year for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $22,500.

(2)     Audit-Related  Fees
        -------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax  Fees
        ---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $1,500.

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

Brampton Crest International, Inc.

/S/ Robert Wineberg
-------------------------------
    Robert Wineberg
    (President)

Date: March 22, 2007


/S/ Brad Hacker
-------------------------------
    Brad Hacker
   (Chief Financial Officer)


Date: March 22, 2007

/S/ Joseph I. Emas
-------------------------------
    Joseph I. Emas
    (Director)

Date: March 22, 2007

PART F/S.  FINANCIAL STATEMENTS.

                       BRAMPTON CREST INTERNATIONAL, INC.
                       (F/K/A HAMILTON-BIOPHILE COMPANIES)

Report of Independent Registered Public Accounting Firm                    F-1

Financial Statements:

Balance Sheets as of December 31, 2006 and 2005                            F-2

Statements of Operations  for the years ended December 31, 2006            F-3
and 2005

Statements of Stockholders' Equity for the years ended                     F-4
December 31, 2006 and 2005


Statements of Cash Flows for the years ended  December 31, 2006            F-5
and 2005

Notes to Financial Statements                                              F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brampton Crest International, Inc.
(F/K/A Hamilton-Biophile Companies
Miami Beach, Florida

We have audited the accompanying balance sheets of Brampton Crest International, Inc. (F/K/A Hamilton-Biophile Companies) ("the Company")as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for each of the two-years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brampton Crest International, Inc. (F/K/A Hamilton-Biophile Companies) ("the Company")as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for each of the two-years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.





BERENFELD, SPRITZER, SHECHTER & SHEER


Fort Lauderdale, Florida
March 9, 2007

                       BRAMPTON CREST INTERNATIONAL, INC.
                       (F/K/A HAMILTON-BIOPHILE COMPANIES)
                                 BALANCE SHEETS

                                                           December 31,   December 31,
                                                              2006           2005
                                                           -----------    -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $   864,676    $   930,911
  Inventory                                                      2,250          3,581
                                                           -----------    -----------
                                                               866,926        934,492
                                                           -----------    -----------
PROPERTY, PLANT AND EQUIPMENT
  Office Furniture                                                 834            834
  Accumulated Depreciation                                        (234)          (119)
                                                           -----------    -----------
                                                                   600            715
                                                           -----------    -----------


TOTAL ASSETS                                               $   867,526    $   935,207
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and Accrued Expenses                    $    22,868    $    15,139
                                                           -----------    -----------


CONTINGENCY


STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 200,000,000 shares             51,518         51,518
    authorized, 51,518,710 shares issued and outstanding
    at December 31, 2006 and 2005
  Additional paid-in capital                                 1,589,900      1,589,900
  Accumulated deficit                                         (796,760)      (721,350)
                                                           -----------    -----------

    Total stockholders' equity                                 844,658        920,068
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   867,526    $   935,207
                                                           ===========    ===========

                       BRAMPTON CREST INTERNATIONAL, INC.
                       (F/K/A HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF OPERATIONS


                                                           Year Ended         Year Ended
                                                       December 31, 2006   December 31,2005
                                                       -----------------   ----------------
SALES                                                  $           4,555   $          2,645
COST OF SALES                                                      1,581              1,221
                                                       -----------------   ----------------
  GROSS PROFIT                                                     2,974              1,424

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                        121,429            256,105
                                                       -----------------   ----------------

LOSS FROM OPERATIONS                                            (118,455)          (254,681)
                                                       -----------------   ----------------

OTHER INCOME (EXPENSES)
   Loss on impairment of inventory                                (9,910)
   Interest and dividend income                                   43,045             25,747
                                                       -----------------   ----------------
    TOTAL OTHER INCOME (EXPENSES)                                 43,045
                                                                                     15,837
                                                       -----------------   ----------------
LOSS BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                                   (75,410)          (238,844)


INCOME TAXES                                                        --                 --
                                                       -----------------   ----------------

NET LOSS                                               $         (75,410)  $       (238,844)
                                                       =================   ================


LOSS PER SHARE -
  BASIC AND DILUTED                                    $           --      $          --
                                                       =================   ================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED
                                                              51,518,710         51,470,264
                                                       =================   ================

                       BRAMPTON CREST INTERNATIONAL, INC.
                      (F/K/A/ HAMILTON-BIOPHILE COMPANIES)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2005 and 2006


                                                               Additional                  Stockholder's
                                                                 Paid-in      Accumulated     Equity
                                       Common Stock  Total       Capital        Deficit
                               ------------   -------------    -----------   ------------  -------------
                                    Shares           Amount
                               ------------    ------------
BALANCE, DECEMBER 31, 2004       49,752,648         $49,752    $ 1,241,766   $   (482,506) $     809,012

Issuance of common stock
For contingency reserve for
Settlement in litigation            100,000             100         99,900             --        100,000

Sale of common stock              1,666,000           1,666        248,234             --        249,900

Fractional Shares Issued                 62              --             --             --             --

  Net loss for the year ended
    December 31, 2005                    --              --             --       (238,844)      (238,844)
                               ------------    ------------    -----------   ------------  -------------

BALANCE, DECEMBER 31, 2005       51,518,710          51,518      1,589,900       (721,350)       920,068

Net loss for the year ended
    December 31, 2006                    --              --             --        (75,410)       (75,410)
                               ------------    ------------    -----------   ------------  -------------

BALANCE, DECEMBER 31, 2006       51,518,710    $     51,518    $ 1,589,900       (796,760)       844,658

                               ============    ============    ===========   ============  =============

                       BRAMPTON CREST INTERNATIONAL, INC.
                       (F/K/A HAMILTON-BIOPHILE COMPANIES)
                            STATEMENTS OF CASH FLOWS

                                                               Year                   Year
                                                               Ended                  Ended
                                                         December 31, 2006      December 31, 2005
                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                               $         (75,410)    $         (238,844)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                     115                    119

      Loss on write-off of inventory                                  --                   19,910

      Changes in operating assets and liabilities:
      (Increase) decrease in:
        Inventory                                                    1,331                (13,491)
        Prepaid and other current assets                              --                   15,000
      Increase (decrease) in:
        Accounts payable and accrued expenses                        7,729                 (4,159)
                                                         ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                              (66,235)              (221,465)
                                                         ------------------    ------------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:


    Purchases of Fixed Assets                                         --                     (834)
                                                         ------------------    ------------------

NET CASH USED IN INVESTING ACTIVITIES                                 --                     (834)
                                                         ------------------    ------------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from sale of common stock                                --                  249,900
                                                         ------------------    ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             --                  249,900
                                                         ------------------    ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                 (66,235)                27,601

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                       930,911                903,310
                                                         ------------------    ------------------

CASH & CASH EQUIVALENTS, END OF PERIOD                   $         864,676     $          930,911
                                                         =================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the period                        $            --       $
                                                         =================     ==================
  Income taxes paid during the period                    $            --       $             --
                                                         =================     ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES


  Issuance of Common Stock in Settlement of Litigation   $            --       $          100,000
                                                         =================     ==================

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

      On January 3, 2000, the Company filed a petition for Chapter 11 reorganization in US Bankruptcy Court, Eastern District of California. On March 27, 2001, the Court confirmed the Plan of Reorganization and on July 3, 2003, the bankruptcy case was closed. See Note 3.

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

      During 2004, in accordance with the Plan of Reorganization and through Fresh Start Accounting the Company cancelled 12,851,000 shares of preferred stock. The prior conversion features of the preferred stock were revised during the bankruptcy proceedings (See Note 4).

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

      BUSINESS

      The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through December 31, 2006, business activities were still kept at a minimum.

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

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. Cash equivalents at December 31, 2006 and 2005 were approximately$865,000 and $930,000, respectively.

      CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at two financial institutions, one of which is not insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insured institution insures up to $100,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of December 31, 2006 and 2005 were approximately $850,000 and $933,000, respectively. The company has not experienced any losses in such accounts.

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

      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no asset impairments during the years ended December 31, 2006 and 2005.

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


                                  Year Ended   Year Ended
                                  December 31, December 31,
                                     2006         2005
                                  ----------   ----------
                       Warrants   50,100,000   50,145,000
                                  ----------   ----------
                       Total      50,100,000   50,145,000
                                  ==========   ==========

      NOTE 2-RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2006, the Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments has been estimated using option-pricing models.

      In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

      The Company currently has no options outstanding and as a result, adoption of this statement is not expected to have any effect on the Company's financial position, results of operations or cash flows.


      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.


      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company believes the adoption of SAB 108 will not have an impact on it's consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) . SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFAS No. 158 were effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2007. The Company believes the adoption of this statement will not have a material effect on its financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.

      Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

      Reclassifications

      Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

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

      NOTE 4 -INCOME TAXES

      As of December 31, 2006 and 2005 the Company had Federal and state net operating losses of approximately $797,000 and $720,000, that are subject to limitations. The losses are available to offset future income.

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

      The temporary differences that give rise to deferred tax assets and liabilities at year end are as follows:


                                         December 31,         December 31,
                                             2006                 2005
                                         ------------         ------------

       Deferred tax asset due
        net operating losses             $    314,000         $   277,000
       Less: Valuation
        allowance                            (314,000)         (277,000)
                                         ------------         ------------

       Net deferred tax asset            $          0         $          0
                                         ============         ============


      In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future. Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

      The effective tax rates for the years ended December 31, 2006 and December 31, 2005 are as follows:

                                  December 31,       December 31,
                                      2006              2005
                                  ------------       -----------

     U.S statutory tax rate             35%              35%
     State and local taxes               4                 4
     Less:Valuation allowance          (39)              (39)
                                       ---               ---
     Effective tax rate                 0%                0%
                                       ===               ====

      As of December 31, 2006 the Company had U.S. and state net operating loss carryforwards which may be applied to future taxable income of $797,000 subject to the ownership change restrictions described above. The net operating loss carryfowards will expire in various years through 2023:

      NOTE 5 -RELATED PARTY TRANSACTION

      The Company occupies office space on an "as need" basis in Miami Beach, Florida. The space is provided rent-free by the Company's General Counsel. Due to the limited amount of time the office space is utilized by the Company its value is deemed to be immaterial.

      NOTE 6 -OTHER MATTERS

      STOCK PURCHASE AGREEMENT

      On December 19, 2003, the Company entered into a stock purchase agreement with Brampton Crest International, LLC ("Brampton" or the "Purchaser"). The agreement was finalized when all conditions required by the bankruptcy court on November 24, 2004 were met. Brampton is an inactive company with no operations. Under the terms of the agreement, Brampton, along with other investors, purchased 40,000,000 shares of the Company's common stock, and warrants to purchase 40,000,000 shares of the Company's common stock at an exercise price of $.001 per share for a total consideration of $50,000. Based on an agreement, a loan of $300,000 made available to the Company. The $300,000 loan was made by outside investors and enabled the Company to pay off outstanding bills and pay current operating expenses. The loan was paid back by the proceeds received by the Private Placement. Investors received 25,800,000 of the 40,000,000 units sold and outside investors received the remaining 14,200,000.

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

      NOTE 7  -COMMON STOCK

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

      STOCK WARRANTS

      As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 in connection with a stock purchase agreement in connection with the stock purchase agreement, a private placement offering, and a consulting agreement. The following represents the stock warrant activity during the years ended December 31, 2006 and 2005:

                                                          Weighted
                                                          Average
                                           Warrants        Price
                                         ------------   ------------
      Beginning Balance, 1/1/05            48,479,000   $       .001
      Warrants granted (May 2005)           1,666,000           .001
                                         ------------   ------------
      Balance, 12/31/05                    50,145,000   $       .001
                                         ------------   ------------
       Activity from
       1/1/06 to 12/31/06
       Warrants expired (March 2006)          (45,000)  $       .200
                                         ------------   ------------
      Balance, 12/31/06                    50,100,000   $       .001
                                         ============   ============


      The Company used the Black-Scholes option pricing model to determine the fair value of the stock grants. The assumptions were applied as follows:

            Risk Free Interest Rate                   2.89 - 3.23%
            Expected Dividend Yield                             0%
            Expected Option Life                           3 years
            Expected Stock Price Volatility             .01 - .08%

      CONSULTING AGREEMENT

      On November 1, 2004 the Company entered into a consulting agreement with a related party (the Consultant)for one year effective January 1, 2005. In exchange for services rendered, the Consultant received $37,500 for one year and 100,000 shares of common and 100,000 warrants to purchase an equal number of common shares at $0.001 per share. The stock was valued at $0.15 cents per share, which is the amount per share sold via the private placement and is reflected as prepaid consulting at December 31, 2004, the services will be rendered in 2005. The warrants have an exercise price of $0.001 and will expire three years from the date of issuance. This agreement was terminated in November, 2005.

      The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the proceeds were allocated to the common stock (allocated $7,523) and the warrants (allocated $7,477) on a prorata basis. The allocated value of the warrants has been recorded as additional paid-in-capital.