Form 10KSB/A
period 2006-12-31
BRAMPTON CREST INTERNATIONAL INC
filed 2007-03-26
CIK 1321002

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                  FORM 10-KSB/A
          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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

                                      Number of                Percentage of
Name and Address                       Shares                      Shares
                                Beneficially Owned (1)    Beneficially Owned (1)
----------------------          ----------------------    ---------------------

Joseph I. Emas                       25,200,000 (2)              28.4%
1224 Washington Avenue
Miami Beach, FL  33139

Brad Hacker                                 -0-                   -0-%
12515 Orange Drive, Suite 814
Davie, FL  33330

All directors and
executive officers as
a group (3 persons)                  74,400,000                  83.9%

Brampton Crest International, LLC.   24,600,000 (3)              27.7%
1224 Washington Avenue
Miami Beach, FL  33139

Murray Bacal                         24,600,000 (3)              27.7%
1455 Ocean Drive #904
Miami Beach, Florida 33139

Robert Wineberg                      49,200,000 (4)              55.5%
Delaporte Point  #45
Nassau, Bahamas

      (1) Based on a total of an aggregate of 88,718,710 shares of capital stock, consisting of 51,518,710 issued and outstanding shares of common stock and warrants to purchase 37,200,000 shares of common stock.


      (2) Includes 12,300,000 shares of common stock held in the name of Brampton Crest International, LLC, 300,000 shares of common stock held in the name of Joseph I, Emas, warrants to purchase 12,300,000 shares of common stock held in the name of Brampton Crest International, LLC (Murray Bacal, and Joseph I. Emas are the managing members of Brampton Crest International, LLC) and warrants to purchase 300,000 shares of common stock held in the name of Joseph I, Emas.

      (3) Includes 12,300,000 shares of common stock held in the name of Brampton Crest International, LLC, warrants to purchase 12,300,000 shares of common stock held in the name of Brampton Crest International, LLC (Murray Bacal is the managing member of Brampton Crest International, LLC)

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

Brampton Crest International, Inc.

/S/ Robert Wineberg
-------------------------------
    Robert Wineberg
    (President)

Date: March 26, 2007


/S/ Brad Hacker
-------------------------------
    Brad Hacker
   (Chief Financial Officer)


Date: March 26, 2007

/S/ Joseph I. Emas
-------------------------------
    Joseph I. Emas
    (Director)

Date: March 26, 2007

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