Form 10QSB
period 2007-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2007-05-14
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 11, 2007, 51,518,710 shares of $.001 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                        BRAMPTON CREST INTERNATIONAL INC.

                                                                            Page
                                                                            ----
Part I.   Financial Information

Item 1.   Consolidated Condensed Financial Statements and Notes to
            Financial Statements                                             F-1

          (a)  Consolidated Condensed Balance Sheets as of March 31, 2007
               and December 31, 2006 (unaudited)                             F-2

          (b)  Consolidated Condensed Statements of Operations for the
               Three Months Ended March 31, 2007 and 2006 (unaudited)        F-3

          (c)  Consolidated Condensed Statements of Cash Flow for the
               Three Months Ended March 31, 2007 and 2006 (unaudited)        F-4

          (d)  Notes to Consolidated Condensed Financial Statements
               (unaudited)                                                   F-5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

Item 3.   Controls and Procedures                                             14

Part II.  Other Information                                                   15

Item 1.   Legal Proceedings                                                   15

Item 2.   Changes in Securities and Small Business Issuer Purchases of
            Equity Securities                                                 15

Item 3.   Defaults Upon Senior Securities                                     15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Information                                                   15

Item 6.   Exhibits                                                            15

Signatures                                                                    16

PART I FINANCIAL INFORMATION

General

      The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2006 (audited) and the quarter ended March 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

                       BRAMPTON CREST INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                              March 31,   December 31,
                                                2007          2006
                                             ----------   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $  822,726    $  864,676
  Inventory                                       2,117         2,250
                                             ----------    ----------
    Total current assets                        824,843       866,926
                                             ----------    ----------
PROPERTY AND EQUIPMENT
  Office furniture                                  834           834
  Accumulated depreciation                         (294)         (234)
                                             ----------    ----------
    Total property and equipment                    540           600
                                             ----------    ----------
TOTAL ASSETS                                 $  825,383    $  867,526
                                             ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                           $   14,815    $   22,868
                                             ----------    ----------
STOCKHOLDERS' EQUITY
  Common stock                                   51,518        51,518
  Additional paid-in capital                  1,589,900     1,589,900
  Accumulated deficit                          (830,850)     (796,760)
                                             ----------    ----------
    Total stockholders' equity                  810,568       844,658
                                             ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  825,383    $  867,526
                                             ==========    ==========

    See accompanying notes to the unaudited Consolidated Condensed Financial
                                   Statements

                       BRAMPTON CREST INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months   Three Months
                                       Ended          Ended
                                      March 31,      March 31,
                                        2007           2006
                                    ------------    -----------

SALES                                $       745    $     2,112
COST OF SALES                                459            622
                                     -----------    -----------
  GROSS PROFIT                               286          1,490
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 46,579         34,473
                                     -----------    -----------
LOSS FROM OPERATIONS                     (46,293)       (32,983)
                                     -----------    -----------
OTHER INCOME (EXPENSES)
  Interest income                         12,203         11,040
                                     -----------    -----------
    Total Other Income                    12,203         11,040
                                     -----------    -----------
LOSS BEFORE INCOME TAXES                 (34,090)       (21,943)
INCOME TAX BENEFIT                            --             --
                                     -----------    -----------
NET LOSS                             $   (34,090)   $   (21,943)
                                     ===========    ===========
LOSS PER SHARE -
  BASIC AND DILUTED                  $     (0.00)   $     (0.00)
                                     ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED     51,518,710     51,518,710
                                     ===========    ===========

    See accompanying notes to the unaudited Consolidated Condensed Financial
                                   Statements

                       BRAMPTON CREST INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                       March 31,      March 31,
                                                         2007           2006
                                                     ------------   ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net loss                                             $(34,090)      $(21,943)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                             60            115
    Changes in operating assets and liabilities:
    Decrease in:
      Inventory                                             133            622
        (Decrease) in:
      Accounts payable and accrued expenses              (8,053)        (2,527)
                                                       --------       --------
Net Cash Used In Operating Activities                   (41,950)       (23,733)
                                                       --------       --------
Net Cash Provided By (Used In) Investing Activities          --             --
                                                       --------       --------
Net Cash Provided by (Used In) Financing Activities          --             --
                                                       --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (41,950)       (23,733)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          864,676        930,911
                                                       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $822,726       $907,178
                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:
  Interest paid during the period                      $     --       $     --
                                                       ========       ========
  Income taxes paid during the period                  $     --       $     --
                                                       ========       ========

    See accompanying notes to the unaudited Consolidated Condensed Financial
                                   Statements

                       BRAMPTON CREST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2007 and 2006

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all the information and footnote disclosures provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Form 10-KSB for the year ended December 31, 2006 of Brampton Crest International, Inc. as filed with the U.S. Securities and Exchange Commission. The summary December 31, 2006 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles at December 31, 2006.

      In the opinion of the Company's management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of the financial statements.

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

      BUSINESS

      The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through March 31, 2007, business activities were kept at a minimum.

      Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans.

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

      White Peak is in the process of applying for a license as a mortgage lender. The application is currently being reviewed by the State of Florida

      The Company will continue the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of one independent sales consultant in Florida. As sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development and implementation of White Peak's operation as well as finding a suitable business combination.

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

                       BRAMPTON CREST INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS For
                 the Three Months Ended March 31, 2007 and 2006

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2007 and December 31, 2006, the Company had cash equivalents in the amount of approximately $822,000 and $864,000 respectively, all in low risk investments.

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

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets are charged to expense currently. Any gain or loss on disposition of assets is recognized currently in the statement of income.

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

      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2007 and 2006 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

      ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service.

                       BRAMPTON CREST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2007 and 2006

      ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

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

      NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS


      Effective December 31, 2006, we adopted FIN 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SPAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our condensed consolidated financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within "income taxes" in our condensed consolidated statements of operations, when applicable. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of F1N48 We did identify certain potential liabilities that would have met the pre FIN 48 accruals criteria, discussed above, and therefore recorded the adjustment through our income tax provision in the current period, as it was not material to any periods impacted

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.

      Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

                       BRAMPTON CREST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2007 and 2006

      Recent accounting pronouncements (continued)

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

      On January 11, 2005, the Company sold a similar 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of 1 share of common stock and one warrant to purchase one additional share of common stock at $.001 per share. The warrants expire in January 2008. The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the total proceeds were allocated to the common stock (allocated $125,327) and the warrants (allocated $124,573) on a pro-rata basis. The allocated value of the warrants has been recorded as additional paid in capital.

      COMMON STOCK OUTSTANDING

      As of March 31, 2007 and December 31, 2006, common stock of 100,000,000 shares were authorized at a par value of $.001 per share. As of the respective dates the Company had 51,518,710 shares issued and outstanding.

      STOCK WARRANTS

      As previously discussed, the Company issued 1,666,000 stock warrants During the year ended December 31, 2005 and 48,434,000 stock warrants during the year ended December 31, 2006 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2006 and the three months ended March 31, 2007.

                                                    Weighted
                                                     Average
                                        Warrants      Price
                                       ----------   --------
      Beginning Balance, 1/1/06        50,145,000     $.001
      Warrants expired (March 2006)       (45,000)    $.200
                                       ----------     -----
      Balance, 12/31/06                50,100,000     $.001
      Activity:
        1/1/07 to 3/31/07                      --        --
                                       ----------     -----
      Balance, 3/31/07                 50,100,000     $.001

                       BRAMPTON CREST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2007 and 2006

      NOTE 6 - OTHER MATTERS

      CONSULTING AGREEMENT

      Effective February 1, 2007 the Company entered into a four month consulting contract by and between White Peak and its Vice President, Tsvi Katsir. Pursuant to the agreement, Mr. Katsir is entitled to receive a Consulting fee of $13,333 and an option to acquire 200,000 shares of Brampton Crest International, Inc.'s common stock, par value $.01 per share at a price equal to the offering price in a future private placement memorandum or public offering. The Option shall be delivered at the time the offering of the private placement or public offering is commenced, whichever is sooner.

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

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated condensed financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Financial Statements and Notes to Financial Statements included in Report on Form 10-KSB for the year ended December 31, 2006.

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

Business

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans.

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

White Peak will initially be funded by capital from BRCI. BRCI intends to raise additional capital, and will attempt to secure bank lines of credit to further its lending activities. However, there are no assurances or guarantees that the lines of credit or additional capital will be achieved.

The Company will continue the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of one independent sales consultant in Florida. As sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development and implementation of White Peak's operation as well as finding a suitable business combination.

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

                        THREE MONTHS ENDED MARCH 31, 2007
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Sales decreased from $2,112 for the three month period ended March 31, 2006 to $745 for the three month period ended March 31, 2007, primarily as a result of poor market conditions.

Costs of sales decreased from $622 for the three month period ended March 31, 2006 to $459 for the three month period ended March 31, 2007, primarily due to the decrease of sales of the Company's products.

Selling, general and administrative expenses increased from $34,473 for the three month period ended March 31, 2006 to $46,579 for the three month period ended March 31, 2007 due to costs associated with the start up of the new subsidiary White Peak Capital.

Other income (expenses) for the three months ended March 31, 2007 increased by $1,163 due to interest income being earned on investments.

Net loss increased from a net loss of $21,943 for the three month period ended March 31, 2006 to net loss of $34,090 for the three month period ended March 31, 2007, due to the above analysis of Income and Expenses.

Current Assets

Cash decreased from $864,676 at December 31, 2006 to $822,726 at March 31, 2007, primarily as a result of the loss realized by the Company in the current quarter.

Total assets decreased from $867,526 at December 31, 2006 to $825,383 at March 31, 2007, primarily as a result of the decrease in cash as a result of the loss realized by the Company in the current quarter.

Current liabilities decreased from $22,868 at December 31, 2006 to $14,815 at March 31, 2007, due to the additional accounts payable paid for legal and professional fees outstanding at the end of the year and paid in the current quarter.

Liquidity and Capital Resources.

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of $1,250,100 from a private placement of our securities in 2004 and an additional sale of 1,666,000 units for total proceeds of $249,900 in 2005. Management intends to use the proceeds from the offering and the additional stock sale, towards the implementation of the business plan (including finding an appropriate revenue producing business opportunity) and to provide working capital for future expansion of the Company's operations.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2  Certification of Principal Financial and Accounting Officer Pursuant to
      Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2  Certification of Principal Financial and Accounting Officer Pursuant to
      Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami Beach, Florida, on May 9, 2007.

                                      BRAMPTON CREST INTERNATIONAL INC.


Date: May 11, 2007                     By: /s/ Robert Wineberg
                                          --------------------------------------
                                          Robert Wineberg
                                          President, Principal Executive Officer


Date: May 11, 2007                     By: /s/ Brad Hacker
                                          --------------------------------------
                                          Brad Hacker
                                          Chief Financial Officer