Form 10QSB
period 2007-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2007-08-13
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1321002

BRAMPTON CREST INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	30-0286164
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	identification No.)

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of August 13, 2007, 51,518,710 shares of $.001 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

BRAMPTON CREST INTERNATIONAL INC.

BRAMPTON CREST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$788,500	$864,676
Inventory	2,156	2,250

Total current assets	790,656	866,926

PROPERTY AND EQUIPMENT
Office furniture	—	834
Accumulated depreciation	—	(234)
Total property and equipment	—	600
TOTAL ASSETS	$790,656	$867,526

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$4,261	$22,868

STOCKHOLDERS' EQUITY
Common stock	51,518	51,518
Additional paid-in capital	1,589,900	1,589,900
Accumulated deficit	(855,023)	(796,760)

Total stockholders' equity	786,395	844,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$790,656	$867,526

See accompanying notes to the unaudited Consolidated Condensed Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

SALES	$132	$309	$877	$2,421

COST OF SALES	47	—	506	622

GROSS PROFIT	85	309	371	1,799

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	33,845	32,465	80,424	67,070

LOSS FROM OPERATIONS	(33,760)	(32,156)	(80,053)	(65,271)

OTHER INCOME (EXPENSE)

Interest Income	10,067	10,364	22,270	21,536
Loss on Disposal of Fixed Assets	(480)	—	(480)	—

Total Other Income (Expenses)	9,587	10,364	21,790	21,536

LOSS BEFORE INCOME TAXES	(24,173)	(21,792)	(58,263)	(43,735)

INCOME TAX BENEFIT	—	—	—	—

NET LOSS	$(24,173)	$(21,792)	$(58,263)	$(43,735)

LOSS PER SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	51,518,710	51,518,710	51,518,710	51,518,710

 See accompanying notes to the unaudited Consolidated Condensed Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(58,263)	$(43,735)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	120	115
Loss on disposal of fixed assets	480	—
Changes in operating assets and liabilities:
Decrease in:
Inventory	94	623
(Decrease) in:
Accounts payable and accrued expenses	(18,607)	(14,139)

Net Cash Used In Operating Activities	(76,176)	(57,136)

Net Cash Provided By(Used In)Investing Activities	—	—

Net Cash Provided By(Used In) Financing Activities	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(76,176)	(57,136)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	864,676	930,911

CASH AND CASH EQUIVALENTS, END OF PERIOD	$788,500	$873,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period	$—	$—

Income taxes paid during the period	$—	$—

See accompanying notes to the unaudited Consolidated Condensed Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

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

BUSINESS

The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through June 30, 2007, business activities were kept at a minimum.

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans. Effective July 2007 White Peak changed its name to Laurentian Peak Capital Group (Laurentian). Laurentian corporate structure and marketing plan remains the same as it was with White Peak.

Laurentian will generate its own business through an established network of finance industry contacts developed by its management and by seeking participations with other originators, known to the company management. Laurentian loans will be both short and medium term, secured by accounts and trade receivables, real estate, credit card receivables, equipment, letters of credit and shares of stock. The originators from whom Laurentian will purchase participations are established companies known to Laurentian management.

Laurentian recently obtained a license as a mortgage lender and is now able to begin to implement it’s marketing plan.

The Company will continue the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of one independent sales consultant, who covers Florida. As sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development and implementation of Laurentian’s operation as well as finding a suitable business combination.

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At June 30, 2007 and December 31, 2006, the Company had cash equivalents in the amount of approximately $788,500 and $864,000 respectively, all in low risk investments.

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

Effective December 31, 2006, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our consolidated condensed financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “income taxes” in our condensed consolidated statements of operations, when applicable. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48. We did identify certain potential liabilities that would have met the pre FIN 48 accruals criteria, discussed above, and therefore recorded the adjustment through our income tax provision in the current period, as it was not material to any periods impacted.

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2007 and 2006, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the   current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 3-RECENT ACCOUNTING PRONOUNCEMENTS

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, or “FSP FIN 48-1,” which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE 3-RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

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

NOTE 5 - COMMON STOCK

PRIVATE PLACEMENT OFFERING

On November 1, 2004 the Company entered into a private placement agreement which was completed during December 2004, when all restrictions were lifted and the funds were released from escrow. The Company sold 8,334,000 units for $.15 per unit for a total price of $1,250,100. Each unit consists of one share of common stock and a warrant to purchase one additional share of common stock a $.001 per share. The warrants expire in November 24, 2007. The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the total proceeds of $1,250,100 were allocated to the common stock (allocated $626,948) and the warrants (allocated $623,152) on a prorata basis. The allocated value of the warrants has been recorded as additional paid-in-capital.

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

COMMON STOCK OUTSTANDING

As of June 30, 2007 and December 31, 2006, common stock of 100,000,000 shares were authorized at a par value of $.001 per share. As of the respective dates the Company had 51,518,710 shares issued and outstanding.

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

STOCK WARRANTS

As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 and 48,434,000 stock warrants during the year ended December 31, 2006 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2006 and the six months ended June 30, 2007.
		Weighted
		Average
	Warrants	Price

Beginning Balance, 1/1/06	50,145,000	$.001

Warrants expired (March 2006)	(45,000)	$.200

Balance, 12/31/06	50,100,000	$.001
Activity:
1/1/07 to 6/30/07	—	—

Balance, 6/30/07	50,100,000	$.001

NOTE 6 - OTHER MATTERS

CONSULTING AGREEMENT

Effective February 1, 2007 the Company entered into a consulting contract by and between Laurentian and its Vice President, Tsvi Katsir. As of June 30, 2007 Tsvi Katsir has continued with the consulting agreement. Pursuant to the agreement, Mr. Katsir received a Consulting fee of $3,333 per month and an option to acquire 200,000 shares of Brampton Crest International, Inc.’s common stock, par value $.01 per share at a price equal to the offering price in a possible future private placement memorandum or public offering. The Option shall be delivered at the time the offering of the private placement or public offering is commenced, whichever is sooner.

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

The Company filed a Form 10-SB on December 16, 2004, and on May 17, 2005 became a reporting company pursuant to the Securities Exchange Act of 1934.

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

Business

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans. Effective July, 2007 White Peak changed its name to Laurentian Capital Group (“Laurentian”). Laurentian corporate structure and marketing plan remains the same as it was with White Peak.

Laurentian will generate its own business through an established network of finance industry contacts developed by its management and by seeking participations with other originators, known to the company management. Laurentian loans will be both short and medium term, secured by accounts and trade receivables, real estate, credit card receivables, equipment, letters of credit and shares of stock. The originators from whom Laurentian will purchase participations are established companies known to Laurentian management.

Laurentian will initially be funded by capital from BRCI. The Company intends to raise additional capital, and will attempt to secure bank lines of credit to further its lending activities. However, there are no assurances or guarantees that the lines of credit or additional capital will be achieved.

The Company will continue the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of one independent sales consultant, who covers Florida. As sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development and implementation of Laurentian’s operation as well as finding a suitable business combination.

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

SIX MONTHS ENDED JUNE 30, 2007
COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Sales decreased from $2,421 for the six month period ended June, 2006 to $877 for the six month period ended June 30, 2007, primarily as a result of poor market conditions.

Costs of sales decreased from $622 for the six month period ended June 30, 2006 to $506 for the six month period ended June 30, 2007, primarily due to the decrease of sales of the Company's products.

Selling, general and administrative expenses increased from $67,070 for the six month period ended June 30, 2006 to $80,424 for the six month period ended June 30, 2007 due to costs associated with the start up of the new subsidiary Laurentian Capital.

Other income (expenses) for the six months ended June 30, 2007 increased to $21,790 from $21,536 for the six month period ended June 30,2006. The small increase was due to higher dividends and interest on the investments.

Net loss increased from a net loss of $43,735 for the six month period ended June 30, 2006 to net loss of $58,263 for the six month period ended June 30, 2007, due to the above analysis of income and expenses.

THREE MONTHS ENDED JUNE 30, 2007
COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Sales decreased from $309 for the three month period ended June, 2006 to $132 for the six month period ended June 30, 2007, primarily as a result of poor market conditions.

Costs of sales increased from $0 for the three month period ended June 30, 2006 to $47 for the six month period ended June 30, 2007, primarily due to sale last year on written-off inventory and sales of purchased inventory in the current period.

Selling, general and administrative expenses increased from $32,465 for the three month period ended June 30, 2006 to $33,845 for the three month period ended June 30, 2007 due to costs associated with the start up of the new subsidiary Laurentian Capital.

Other income (expenses) for the three months ended June 30, 2007 decreased to $9,587 from $10,364 for the three month period ended June 30, 2006. The small decrease was due to less dividends and interest on less investments in the account.

Net loss increased from a net loss of $21,792 for the three month period ended June 30, 2006 to net loss of $24,173 for the six month period ended June 30, 2007, due to the above analysis of income and expenses.

Current Assets

Cash decreased from $864,676 at December 31, 2006 to $788,500 at June 30, 2007, primarily as a result of the loss realized by the Company in the current quarter.

Total assets decreased from $867,526 at December 31, 2006 to $790,656 at June 30, 2007, primarily as a result of the decrease in cash as a result of the loss realized by the Company in the current quarter and payments on prior year accounts payable.

Current liabilities decreased from $22,868 at December 31, 2006 to $4,261 at June 30, 2007, due to the additional accounts payable paid for legal and professional fees outstanding at the end of the year and paid in the current quarter.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami Beach, Florida, on August 8, 2007.

BRAMPTON CREST INTERNATIONAL INC.

Date: August 13, 2007	By:	/s/ Robert Wineberg
Robert Wineberg President, Principal Executive Officer

Date: August 13, 2007	By:	/s/ Brad Hacker
Brad Hacker Chief Financial Officer