Form 10QSB
period 2007-09-30
BRAMPTON CREST INTERNATIONAL INC
filed 2007-11-14
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 9, 2007, 51,518,710 shares of $.001 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                        BRAMPTON CREST INTERNATIONAL INC.

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Consolidated Condensed Financial Statements and Notes to
           Financial Statements                                              F-1
         (a) Consolidated Condensed Balance Sheets as of September 30,
               2007 and December 31, 2006 (unaudited)                        F-2
         (b) Consolidated Condensed Statements of Operations for the
               Three and Nine Months Ended September 30, 2007 and 2006
               (unaudited)                                                   F-3
         (c) Consolidated Condensed Statements of Cash Flow for the Nine
               Months Ended September 30, 2007 and 2006 (unaudited)          F-4
         (d) Notes to Consolidated Condensed Financial Statements
               (unaudited)                                                   F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12

Item 3.  Controls and Procedures                                              15

Part II. Other Information                                                    15

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Small Business Issuer Purchases
           of Equity Securities                                               15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             15

Signatures                                                                    16

                       BRAMPTON CREST INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        2007            2006
                                                    -------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $   459,717     $  864,676
  Inventory                                                2,203          2,250
  Note Receivable                                        198,204
  Prepaid Costs                                           11,621
                                                     -----------     ----------
    Total current assets                                 671,745        866,926
Other Current Assets
  PROPERTY AND EQUIPMENT
  Office furniture                                            --            834
  Accumulated depreciation                                    --           (234)
                                                     -----------     ----------
    Total property and equipment                              --            600
                                                     -----------     ----------
TOTAL ASSETS                                         $   671,745     $  867,526
                                                     ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $    36,394     $   22,868
                                                     -----------     ----------
STOCKHOLDERS' EQUITY
  Common stock                                            51,518         51,518
  Additional paid-in capital                           1,589,900      1,589,900
  Accumulated deficit                                 (1,006,067)      (796,760)
                                                     -----------     ----------
    Total stockholders' equity                           635,351        844,658
                                                     -----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   671,745     $  867,526
                                                     ===========     ==========

    See accompanying notes to the unaudited Consolidated Condensed Financial
                                   Statements

                       BRAMPTON CREST INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months    Three Months    Nine Months     Nine Months
                                           Ended           Ended           Ended           Ended
                                       September 30,   September 30,   September 30,   September 30,
                                            2007            2006            2007            2006
                                       -------------   -------------   -------------   -------------
SALES                                   $       120     $     1,894     $       997     $     4,315
COST OF SALES                                    47             665             459           1,287
                                        -----------     -----------     -----------     -----------
  GROSS PROFIT                                   73           1,229             538           3,028
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   160,284          19,913         240,802          86,983
                                        -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                       (160,211)        (18,684)       (240,264)        (83,955)
                                        -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSE)
    Interest Income                           9,168          10,794          31,438          32,330
    Loss on Disposal of Fixed Assets             --                            (480)             --
                                        -----------     -----------     -----------     -----------
      Total Other Income (Expense's)          9,168          10,794         30,958.          32,330
                                        -----------     -----------     -----------     -----------
LOSS BEFORE INCOME TAXES                   (151,043)         (7,890)       (209,306)        (51,625)
INCOME TAX BENEFIT                               --              --              --              --
                                        -----------     -----------     -----------     -----------
NET LOSS                                $  (151,043)    $    (7,890)    $  (209,306)    $   (51,625)
                                        ===========     ===========     ===========     ===========
LOSS PER SHARE -
  BASIC AND DILUTED                     $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                        ===========     ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED        51,518,710      51,518,710      51,518,710      51,518,710
                                        ===========     ===========     ===========     ===========

    See accompanying notes to the unaudited Consolidated Condensed Financial
                                   Statements

                       BRAMPTON CREST INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        2007            2006
                                                   -------------   -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                           $(209,306)      $ (51,625)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                           120             115
    Loss on disposal of fixed assets                       480              --
    Changes in operating assets and liabilities:
    Decrease in:
      Inventory                                             46           1,122
   Increase in:
      Accounts payable and accrued expenses             13,526         (12,920)
   Increase in:
        Prepaid Acquisition Costs                      (11,621)
                                                     ---------       ---------
Net Cash Used In Operating Activities                 (206,755)        (63,308)
                                                     ---------       ---------
Net Cash Provided By (Used In)Financing
  Activities                                                --              --
                                                     ---------       ---------
(Increase) in Note Receivable                         (198,204)
                                                     ---------       ---------
Net Cash (Used In) Investing Activities               (198,204)             --
                                                     ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (404,959)        (63,308)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       864,676         930,911
                                                     ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 459,717       $ 867,603
                                                     =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                      $      --       $      --
                                                     ---------       ---------
Income taxes paid during the period                  $      --       $      --
                                                     ---------       ---------

    See accompanying notes to the unaudited Consolidated Condensed Financial
                                   Statements

                       BRAMPTON CREST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2007 and 2006

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

      BUSINESS

      The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through September 30, 2007, business activities were kept at a minimum.

      Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans. Effective July 2007, White Peak changed its name to Laurentian Peak Capital Group (Laurentian). Laurentian's corporate structure and marketing plan remains the same as it was with White Peak.

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

      Laurentian recently obtained a license as a mortgage lender and is now able to begin to implement it's marketing plan.

      The Company will continue the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of one independent sales consultant, who covers Florida. As sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development and implementation of Laurentian's operation as well as finding a suitable business combination.

                       BRAMPTON CREST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2007 and 2006

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

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2007 and December 31, 2006, the Company had cash equivalents in the amount of approximately $460,000 and $865,000 respectively, all in low risk investments.

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

                       BRAMPTON CREST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2007 and 2006

      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at September 30, 2007 and 2006, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, or "FSP FIN 48-1," which clarifies when a tax position is considered settled under FIN 48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

                       BRAMPTON CREST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2007 and 2006

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

NOTE 5 - COMMON STOCK

      PRIVATE PLACEMENT OFFERING

      On November 1, 2004 the Company entered into a private placement agreement which was completed during December 2004, when all restrictions were lifted and the funds were released from escrow. The Company sold 8,334,000 units for $.15 per unit for a total price of $1,250,100. Each unit consists of one share of common stock and a warrant to purchase one additional share of common stock a $.001 per share. The warrants were extended in October 2007 to expire in December 31, 2008. The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the total proceeds of $1,250,100 were allocated to the common stock (allocated $626,948) and the warrants (allocated $623,152) on a prorata basis. The allocated value of the warrants has been recorded as additional paid-in-capital.

      On January 11, 2005, the Company sold a similar 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of 1 share of common stock and one warrant to purchase one additional share of common stock at $.001 per share. The warrants expire in December 2008. The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the total proceeds were allocated to the common stock (allocated $125,327) and the warrants (allocated $124,573) on a pro-rata basis. The allocated value of the warrants has been recorded as additional paid in capital.

      COMMON STOCK OUTSTANDING

      As of September 30, 2007 and December 31, 2006, common stock of 200,000,000 shares were authorized at a par value of $.001 per share. As of the respective dates the Company had 51,518,710 shares issued and outstanding.

                       BRAMPTON CREST INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS For the Nine Months Ended September 30, 2007 and 2006

      STOCK WARRANTS

      As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 and 48,434,000 stock warrants during the year ended December 31, 2006 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2006 and the nine months ended September 30, 2007.

                                                                        Weighted
                                                                         Average
                                                            Warrants     Price
                                                           ----------   --------
Beginning Balance, 1/1/06                                  50,145,000     $.001
Warrants expired (March 2006)                                 (45,000)    $.200
                                                           ----------     -----
Balance, 12/31/06                                          50,100,000     $.001
Activity:
  1/1/07 to 9/30/07                                                --        --
                                                           ----------     -----
Balance, 9/30/07                                           50,100,000     $.001

NOTE 6 - OTHER MATTERS

      CONSULTING AGREEMENT

      Effective February 1, 2007 the Company entered into a consulting contract by and between Laurentian and its Vice President, Tsvi Katsir. As of September 30, 2007 Tsvi Katsir consulting agreement with the company was terminated. Pursuant to the agreement, Mr. Katsir received a Consulting fee of $3,333 per month and an option to acquire 200,000 shares of Brampton Crest International, Inc.'s common stock, par value $.01 per share at a price equal to the offering price in a possible future private placement memorandum or public offering. The Option shall be delivered at the time the offering of the private placement or public offering is commenced, whichever is sooner.

      In October 2007 Mr. Katsir was replaced as the principal mortgage broker for Laurentian by Scott Roberts. Mr. Roberts has been a mortgage broker in South Florida for the last 22 years. Mr. Roberts specializes in buying, selling, servicing, operating, processing, and closing of mortgage transactions. Lending and corresponding with wholesale lenders to close conventional and non-conventional Real Estate financing transactions for residential and commercial properties

NOTE 7 - NOTE RECIEVABLE

      On September 11, 2007 Laurentian entered into a promissory note and loaned $200,000 to America's Emergency Network, LLC and America's Emergency Network Holdings, LLC (AEN). The note is due the earliest of September 25, 2008 or when AEN enters into a private placement of at least one million dollars. The loan carries an annual interest rate of 12% and is to be used for operating expenses excluding officer salaries and distributions. The loan is collateralized by the assets of AEN.

NOTE 8 - SUBSEQUENT EVENT

      Effective October 31, 2007 the Company increased its number of capital stock authorized to nine hundred and seventy five million (975,000,000). Of which nine hundred and fifty million (950,000,000) shares are Common Stock with a par value of $.001 and twenty-five million (25,000,000) shares are preferred stock with a par value of $.001.

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

Business

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans. White Peak changed its name to Laurentian Peak Capital Group, Inc. ("Laurentian") effective July 2007.

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

On September 11, 2007 Laurentian entered into a promissory note and loaned $200,000 to America's Emergency Network, LLC and America's Emergency Network Holdings, LLC (AEN). The note is due the earliest of September 25, 2008 or when AEN enters into a private placement of at least one million dollars. The loan carries an annual interest rate of 12% and is to be used for operating expenses excluding officer salaries and distributions. The loan is collateralized by the assets of AEN.

As sales for the cosmetics and non-prescription dermatology products have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development and implementation of Laurentian's operation as well as finding a suitable business combination.

In conjunction with developing our business, management has determined that it would be prudent to acquire or merge with an entity that has the ability to generate revenues that would serve to enhance shareholder value. To this end, we have entered into a non-exclusive agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated whereby the Company seeks advisory and other corporate finance services and assistance in acquiring a business or entering into a business combination. Merrill Lynch has agreed to provide advisory services in connection with acquisitions, recapitalization, sale of business and or other corporate finance services.

                      NINE MONTHS ENDED SEPTEMBER 30, 2007
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Sales decreased from $4,315 for the nine month period ended September 30, 2006 to $997 for the nine month period ended September 30, 2007, primarily as a result of poor market conditions.

Costs of sales decreased from $1,287 for the nine month period ended September 30, 2006 to $459 for the nine month period ended September 30, 2007, primarily due to the decrease of sales of the Company's products.

Selling, general and administrative expenses increased from $86,983 for the nine month period ended September 30, 2006 to $240,802 for the nine month period ended September 30, 2007 due to costs associated with the start up of the new subsidiary Laurentian Capital and travel expenses related to the search for a possible merger or acquisition candidate.

Other income (expenses) for the nine months ended September 30, 2007 decreased to $30,958. from $32,330 for the nine month period ended September 30,2006. The decrease was due to the less interest and dividends due to a lower amount of cash and cash equivalents, and a small write off of fixed assets.

Net loss increased to $209,306 for the nine month period ended September 30, 2007 from a net loss of $51,625 for the nine month period ended September 30, 2006, due to the above analysis of Income and Expenses.

                      THREE MONTHS ENDED SEPTEMBER 30, 2007
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Sales decreased from $1,894 for the three month period ended September, 2006 to $120 for the three month period ended September 30, 2007, primarily as a result of poor market conditions.

Costs of sales decreased from $665 for the three month period ended September 30, 2006 to $42 for the three month period ended September 30, 2007, primarily due to sale last year on written-off inventory and sales of purchased inventory in the current period.

Selling, general and administrative expenses increased from $19,913 for the three month period ended September 30, 2006 to $161,413 for the three month period ended September 30, 2007 due to costs associated with the start up of the new subsidiary Laurentian Capital and travel expenses related to the search for a possible merger or acquisition candidate.

Other income (expenses) for the three months ended September 30, 2007 decreased to $9,168 from $10,794 for the three month period ended September 30,2006. The small decrease was due to less dividends and interest on less investments in the account.

Net loss increased from a net loss of $7,890 for the three month period ended September 30, 2006 to net loss of $152,167 for the three month period ended September 30, 2007, due to the above analysis of Income and Expenses.

Current Assets

Cash decreased from $864,676 at December 31, 2006 to $459,717 at September 30, 2007, primarily as a result of the loss realized by the Company in the current quarter.

Total assets decreased from $867,526 at December 31, 2006 to $671,745 at September 30, 2007, primarily as a result of the decrease in cash as a result of the loss realized by the Company in the current quarter and payments on prior year accounts payable.

Current liabilities increased from $22,868 at December 31, 2006 to $36,394 at September 30, 2007, due to the additional accounts payable paid for legal and professional fees, and expenses related to the start up of a new company, which were outstanding at the end of the year and quarter and paid in the current quarter.

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

On September 11, 2007 Laurentian entered into a promissory note and loaned $200,000 to America's Emergency Network, LLC and America's Emergency Network Holdings, LLC (AEN). The note is due the earliest of September 25, 2008 or when AEN enters into a private placement of at least one million dollars. The loan carries an annual interest rate of 12% and is to be used for operating expenses excluding officer salaries and distributions. The loan is collateralized by the assets of AEN.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuance of common shares between the period July 1, 2007 and September 30, 2007.

Effective October 31, 2007 the Company increased its number of capital stock authorized to nine hundred and seventy five million (975,000,000). Of which nine hundred and fifty million (950,000,000) shares are Common Stock with a par value of $.001 and twenty-five million (25,000,000) shares are preferred stock with a par value of $.001.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended September 30, 2007.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

      Exhibits:

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

      32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami Beach, Florida, on November 14, 2007.

                                      BRAMPTON CREST INTERNATIONAL INC.


Date: November 14, 2007               By: /s/ Robert Wineberg
                                          --------------------------------------
                                          Robert Wineberg
                                          President, Principal Executive Officer


Date: November 14, 2007               By: /s/ Brad Hacker
                                          --------------------------------------
                                          Brad Hacker
                                          Chief Financial Officer