Form 10KSB
period 2007-12-31
BRAMPTON CREST INTERNATIONAL INC
filed 2008-03-31
CIK 1321002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

BRAMPTON CREST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-1321002	30-0286164
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

12515 Orange Drive, Suite 814, Davie, FL	33330
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954)475-1260; Extension 13

N/A
(Former name or former address, if changed since last report)

Check whether the Issuer filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: $1,063

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.23, the price at which the common equity was sold on the Over The Counter Bulletin Board on March 25, 2008: $3,063,331.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

(THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2008
Common Stock, $0.001 per share	151,518,764

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part 1V

Transitional Small Business Disclosure Format (check one) Yes☐    No ☒

 EXPLANATORY NOTE

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

Unless otherwise noted, references in this Form 10-KSB to “Brampton” the “Company,” “we,” “our” or “us” means Brampton Crest International, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire Registration Statement carefully.  Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

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

The Company’s 15C-211 filed on October 3, 2005 to list its securities on the Bulletin Board Exchange was approved on November 30, 2005 and the stock now trades under the ticker symbol BRCI.OB

On January 29, 2007, the Board of Directors accepted the resignation of J. Rod Martin as Chief Executive Officer and director submitted to the Board on January 29, 2007. There were no disagreements with J. Rod Martin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

On March 19, 2008, the Board of Directors appointed Robert Adams, Bryan Norcross and Brad Hacker as members of the Board of Directors.

On March 19, 2008, the Board of Directors appointed Robert Adams as Chairman of the Board, Bryan Norcross as President and Chief Executive Officer, Robert Wineberg as Secretary and Treasurer, Max Mayfield as Senior Executive Vice President of Government Relations, and Matthew Straeb as Senior Executive Vice President of Marketing.

Business

The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through December 31, 2007, business activities were kept at a minimum.

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation (“White Peak”) that would focus on making secured short and medium term loans. Effective July 2007, White Peak changed its name to Laurentian Peak Capital Group (Laurentian). Laurentian’s corporate structure and marketing plan remain the same as it was with White Peak.

Laurentian will generate its own business through an established network of finance industry contacts developed by its management and by seeking the participation by other originators known to the company management. Laurentian loans will be both short and medium term., secured by accounts and trade receivables, real estate, credit card receivables, equipment letters of credit and shares of stock. The originators from whom Laurentian will purchase participations are established companies known to Laurentian management.

Laurentian obtained a license as a mortgage lender and is now able to begin to implement its marketing plan.

The Company previously discontinued the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of one independent sales consultant, who covered Florida. The consultant had been terminated and as sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development and implementation of AEN’s and Laurentian’s operations.

On September 11, 2007 Laurentian entered into a promissory note and loaned $200,000 to America’s Emergency Network, LLC (AEN). The note was due the earliest of September 25, 2008 or when AEN, enters into a private placement of at least $1,000,000. The loan carries an annual interest rate of 12% and is to be used for operating expenses excluding officer salaries and distributions. The loan is collateralized by the assets of AEN. The private placement was closed on March 24, 2008 as described below.

On March 19, 2008, the Company, America’s Emergency Network, LLC, a Florida limited liability company, Bryan Norcross, in his capacity as a member and representative of the members of America’s Emergency Network, LLC, Max Mayfield, a member of America’s Emergency Network, LLC, Matthew Straeb, a member of the America’s Emergency Network, LLC, Robert Adams, a member of America’s Emergency Network, LLC, and Brampton Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby America’s Emergency Network, LLC was merged into the Company such that America’s Emergency Network, as a Florida corporation, shall continue as a wholly owned subsidiary corporation of the Company. Pursuant to the terms and conditions of the Merger Agreement, the members of America’s Emergency Network, LLC received an aggregate of 100,000,000 shares of Company Common Stock.

When fully deployed, America's Emergency Network will link Emergency Operations Centers (EOC's) in cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other government agencies. The satellite based system will send video feeds of news briefings by emergency officials and critical text bulletins issued at any EOC in any location to all users instantly. The satellite based system is designed to operate before and after disasters, even when telephone, cell phone, and terrestrial internet systems have failed. In addition, during short-fuse emergencies (tanker accidents, bio-hazards, etc.), America's Emergency Network will provide an instant communications link directly to all subscribing media outlets. Critical information will reach the public much sooner since all subscribing media outlets will receive the text and video feeds at once.

Reports to Security Holders

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. We will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov/.

ITEM 2. DESCRIPTION OF PROPERTY.

Brampton Crest International, Inc. currently maintains its office at 12515 Orange Drive, Suite 814, Davie, Florida 33330. The telephone number is (954) 475-1260, extension 13. Other than this office, Brampton Crest International, Inc. does not currently maintain any other office facilities. The office is leased by Kramer Weisman and Associates where the Company’s CFO, Brad Hacker, is a partner and, as a courtesy, Mr. Hacker allows Brampton Crest International, Inc. to use the office facilities without rent. The Company's use of Kramer Weisman and Associates space is minimal and deemed immaterial in 2007.

ITEM 3. LEGAL PROCEEDINGS.

Brampton Crest International, Inc. is not a party to any pending legal proceedings, and no such proceedings are known or contemplated.

No director, officer or affiliate of Brampton Crest International, Inc. and no owner of record or beneficial owner of more than 5.0% of the securities of or any associate of Brampton Crest International, Inc., any such director, officer or security holder is a party adverse to Brampton Crest International, Inc. or has a material interest adverse to Brampton Crest International, Inc. in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE

PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANTS COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

TRADING MARKET

The Company filed a Form 10-SB on December 16, 2004, and on May 17, 2005 became a reporting company pursuant to the Securities Exchange Act of 1934, as amended.

The Company’s common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers over The Counter Bulletin Board under the symbol “BRCI.OB.”

The following table sets forth for the periods indicated the high and low bid quotations for our common stock as of the end of each quarter. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2007	HIGH BID	LOW BID

Quarter Ended December 31, 2007	.30	.09
Quarter Ended September 30, 2007	.31	.06
Quarter Ended June 30, 2007	.15	.06
Quarter Ended March 31, 2007	.30	.11

FISCAL 2006	HIGH BID	LOW BID

Quarter Ended December 31, 2006	.30	.15
Quarter Ended September 30, 2006	.40	.15
Quarter Ended June 30, 2006	.22	.207
Quarter Ended March 31, 2006	.32	.15

We may never pay any dividends to our shareholders. We have not declared any dividends for the years ended December 31, 2005, 2006 or 2007. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Effective October 31, 2007 the Company increased its number of shares of authorized capital stock to nine hundred and seventy five million (975,000,000), of which nine hundred and fifty million (950,000,000) shares are Common Stock with a par value of $.001 and twenty-five million (25,000,000) shares are preferred stock with a par value of $.001.

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

TWELVE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2006

Sales decreased from $4,555 for the year ended December 31, 2006 to $1,063 for the year ended December 31, 2007.The decrease was due to lack of demand for the products sold.

Costs of Sales decreased from $1,581 for the year ended December 31, 2006 to $459 for the year ended December 31, 2007, primarily due to the decrease in sales of the Company's products.

Selling, General and Administrative Expenses increased from $121,429 for the year ended December 31, 2006 to $294,293 for the year ended December 31, 2007 due to professional fees, promotional and travel expenses incurred in 2007 to assist the Company with raising money and searching for acquisition candidates.

Other Income (Expenses) for the year ended December 31, 2007 was $43,428. This income was due to interest/dividend income earned by the Company on investments and interest accrued from the AEN loan.

Net Loss increased from a Net Loss of $75,410 for the year ended December 31, 2006 to $250,461 for the year ended December 31, 2007, due to the above analysis of Income and Expenses.

Current Assets

Cash decreased from $864,676 on December 31, 2006 to $381,479 on December 31, 2007, primarily as a result of expenses in operating the company for the past year and the loan to AEN from Laurentian in 2007.

Other Assets

Other Assets increased from -0- on December 31, 2006 to $11,662 on December 31, 2007 due to prepaid acquisition costs related to the AEN merger.

Total Assets decreased from $867,526 on December 31, 2006 to $490,861 on December 31, 2007, primarily as a result of losses sustained by the company in 2007.

Liabilities

Current Liabilities decreased from $22,868 on December 31, 2006 to $4,061 on December 31, 2007, due to a larger amount of accrued expenses at December 31, 2006 and paid in 2007.

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

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $914,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

Private Placements

On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock at $.001 per share.

The units sold in the previous private placement dated November 1, 2004 for approximately $915,000 and the January 11, 2005 private placement may not be resold for a period of twelve months from the date of purchase without the express written consent of the Company.

Management intends to use the balance of the proceeds from the offering towards the implementation of the business plan and to provide working capital and/or for future expansion of the Company's operations.

It is probable the Company will require additional capital in order to operate its business and there are no assurances the Company will be able to raise that capital in the future.

On September 11, 2007 Laurentian entered into a promissory note and loaned $200,000 to America’s Emergency Network, LLC (AEN). The note is due the earliest of September 25, 2008 or when AEN enters into a private placement of at least $1,000,000. The loan carries an annual interest rate of 12% and is to be used for operating expenses excluding officer salaries and distributions. The loan is collateralized by the assets of AEN.

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $914,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURES

None

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c)) within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this yearly report on Form 10-KSB was being made.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On September 11, 2007 Laurentian entered into a promissory note and loaned $200,000 to America’s Emergency Network, LLC (AEN). The note is due the earliest of September 25, 2008 or when AEN enters into a private placement of at least $1,000,000. The loan carries an annual interest rate of 12% and is to be used for operating expenses excluding officer salaries and distributions. The loan is collateralized by the assets of AEN.

On March 19, 2008, the Company, America’s Emergency Network, LLC, a Florida limited liability company, Bryan Norcross, in his capacity as a member and representative of the members of America’s Emergency Network, LLC, Max Mayfield, a member of America’s Emergency Network, LLC, Matthew Straeb, a member of the America’s Emergency Network, LLC, Robert Adams, a member of America’s Emergency Network, LLC, and Brampton Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby America’s Emergency Network, LLC was merged into the Company such that America’s Emergency Network, as a Florida corporation, shall continue as a wholly owned subsidiary corporation of the Company. Pursuant to the terms and conditions of the Merger Agreement, the members of America’s Emergency Network, LLC received an aggregate of 100,000,000 shares of Company Common Stock.

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $914,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

 PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The directors and executive officers currently serving Brampton Crest International, Inc. are as follows:

Name	Age	Positions Held and Tenure

Bryan Norcross	57	President and Chief Executive Officer,

Robert Wineberg	53	Secretary and Treasurer

Max Mayfield	59	Senior Vice President of Government Relations

Robert Adams	50	Chairman of the Board of Directors

Matthew Straeb	46	Senior Vice President of Marketing

Joseph I. Emas	53	Director

Brad Hacker	48	Director and Chief Financial Officer

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

On March 19, 2008, the Board of Directors appointed Robert Adams and Bryan Norcross as members of the Board of Directors.

On March 19, 2008, the Board of Directors appointed Bryan Norcross as President and Chief Executive Officer, Robert Wineberg as Secretary and Treasurer, Max Mayfield as Senior Vice President of Government Relations, Robert Adams as Chairman of the Board of Directors, and Matthew Straeb as Senior Vice President of Marketing.

Robert Adams: Robert Adams was appointed as Chairman of the Board of Directors on March 19, 2008. Mr. Adams is the President and Chief Executive Officer of Global Security Systems, LLC (GSS), the parent company of AlertFM. He has held this position since GSS’s inception. In 1985, Mr. Adams founded Adcom Communications, an entity that was instrumental in replacing the (MBS) protocol with the Radio Broadcasting Data System (RBDS). Mr. Adams has been involved in the FM data-transmission business for 17 years.  From May 2, 2007 to the present, Mr. Adams was a Founding Member of America’s Emergency Network, LLC.

In addition to his other accomplishments, Mr. Adams assisted in procuring RBDS approval in the U.S (1993); manufacturing the only RBDS FM data receiver in the U.S.; installation and testing of an FM data-transmission system in over 20 foreign markets and the 11 western U.S. states; and negotiating and signing the world’s first exclusive agreement between a manufacturer and a wireless communications carrier.

Bryan Norcross: Bryan Norcross was appointed our President and Chief Executive Officer as well as a member of our Board of Directors on March 19, 2008. Since 1980, Mr. Norcross has been a broadcast meteorologist, reporting for major outlets such as CNN, NBC, and recently WFOR-CBS4 in Miami, as well as being engaged as an analyst for CBS network news. From May 2, 2007 to the present, Mr. Norcross was the President and Chief Executive Officer America’s Emergency Network, LLC.

Mr. Norcross received the 1993 David Brinkley Award for Excellence in Communication. Mr. Norcross serves as Honorary Chairman of the Board of the South Florida Hurricane Warning museum project in Deerfield Beach. Mr. Norcross has a Bachelor of Science degree in Math and Physics and a Master of Science degree in Communications and Meteorology from Florida State University. In addition, Mr. Norcross received an Honorary Doctor of Public Service degree from Florida International University.

Mathew Straeb: Matthew Straeb was appointed as Senior Executive Vice President of Marketing on March 19, 2008. Mr. Straeb is Executive Vice President, Marketing for Global Security Systems, LLC (GSS), the parent company of AlertFM. Mr. Straeb has worked with the high-tech firms, Rohde &Schwarz, Continental Electronics, Vitec, and Orad and is an authority in many technology businesses including mobile data applications, hybrid digital (HD) radio, high power FM, AM and shortwave broadcast, on-the-field graphics, virtual sets, digital-TV transition, and intermediate and high-end post production color correction. From May 2, 2007 to the present, Mr. Straeb was a Founding Member of America’s Emergency Network, LLC.

Mr. Straeb holds a Bachelor of Science degree in Electrical Engineering from Southern Methodist University. He also has been a visiting professor teaching courses in broadcast and entertainment technologies.

Max Mayfield: Max Mayfield was appointed as our Senior Vice President of Government relations on March 19, 2008. Mr. Mayfield was the director of the National Hurricane Center from 2000 to 2007. Mr. Mayfield is the former chairman of the World Meteorological Organization's Regional Association-IV Hurricane Committee, which supports 26 members from Atlantic and eastern Pacific countries. From May 2, 2007, to the present, Mr. Mayfield was a Founding Member of America’s Emergency Network, LLC. Mr. Mayfield also serves as the Hurricane Specialist WPLG-TV in Miami.

Mr. Mayfield is a Fellow of the American Meteorological Society. In 2006, Mr. Mayfield received the Government Communicator of the Year Award from the National Association of Government Communicators, as well as the prestigious Neil Frank Award from the 2006 National Hurricane Conference “for…efforts to significantly improve the accuracy of hurricane forecasting…as Director of the National Hurricane Center, a factor which has undoubtedly helped save countless lives and property.” Mr. Mayfield has Bachelor of Science degree in Mathematics from University of Oklahoma, and a Master of Science in Meteorology from Florida State University.

Robert Wineberg: Mr. Wineberg was appointed Secretary and Treasurer of the Company on March 19, 2008. Previously to that he served as the Company’s Chairman of the Board, Chief Executive Officer and Principal Accounting Officer. Mr. Wineberg was our Secretary-Treasurer from January, 2005 through November, 2005 and Chief Financial Officer from April, 2005 through November, 2005. From November, 2005 to January, 2007 Mr. Wineberg served as a consultant to the company. Mr. Wineberg is a graduate of McGill University with a B. Comm. in Accounting, Systems and Computers. Mr. Wineberg is a Chartered Accountant (C.A.) and a Chartered Financial Analyst (C.F.A.).

Joseph I. Emas: Mr. Emas served as Director of the Company since December, 2003. Mr. Emas is a securities regulation attorney and has practiced since January 1994. Mr. Emas received his Honors BA at University of Toronto, Bachelor of Administrative Studies, with distinction, at York University in Toronto, his JD, cum laude from Nova Southeastern Shepard Broad Law School and his L.L.M. in Securities Regulation at Georgetown University Law Center. Mr. Emas was an Adjunct Professor of Law at Nova Southeastern Shepard Broad Law School. Mr. Emas specializes in securities regulation, corporate finance, mergers and acquisitions and corporate law. Mr. Emas is licensed to practice law in Florida, New Jersey and New York.

Brad Hacker: Mr. Hacker has been our Chief Financial Officer since December 2005. Mr. Hacker is a Certified Public Accountant and partner in the firm Kramer Weisman and Associates, LLC. Mr. Hacker received his Bachelor of Business Administration from the University Of Texas. Mr. Hacker as held position of Chief Financial Officer with both Public and private companies in South Florida. As previously Disclosed, the firm of Kramer Weisman and Associates, LLC has been retained by the company to provide accounting and financial services to the company.

The directors named above will serve until the next annual meeting of Brampton Crest International, Inc.'s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions regardless of any employment agreement.

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

The Board of Directors currently has no committees. As and when required by law, it will establish an Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval. The Audit Committee Charter and the Compensation Committee Charter are attached hereto as Exhibit to this filing. The functions of the Audit Committee and the Compensation Committee are currently performed by the Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the President and compensation to named executive officer's that exceeds $100,000 as of December 31, 2007:

	Annual Compensation					Long Term Compensation
			Other Annual			Restricted Stock Options/LTIP			All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation

Robert Wineberg	President	2005	0	0	0	0	0	0	0
		2006	0	0	0	0	0	0	0
		2007	0	0	0	0	0	0	0

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

PENSION BENEFITS TABLE

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

There are no existing or planned option/SAR grants.

Employment Agreements

As of December 31, 2007, we are not a party to any employment agreements.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics is filed herein.

Employees

Brampton Crest International, Inc. currently has no employees including its directors and officers. Management expects to hire help as necessary once the business plan is applied.

Consulting and Employment Agreements

On November 29, 2005, the Board of Directors appointed Brad Hacker, CPA as the Chief Financial Officer for the Company.

On December 7, 2005 the Company engaged Kramer Weisman and Associates, LLP, Certified Public Accountants & Consultants to do its daily accounting and monthly, quarterly and yearly financial reporting, including SEC filings as needed. Fees for services rendered will be billed at a flat rate of $1,250 per month. Any additional work that is required will be billed at a standard hourly rate plus any out of pocket expenses and travel costs incurred. This agreement is renewed annually and has been renewed until December 2008.

On March 2, 2007, Brampton Crest International, Inc. appointed its then CEO, Robert Wineberg, as President of its newly formed wholly owned subsidiary, Laurentian Capital Group, Inc. (“Laurentian”), and entered into a three month consulting contract by and between Laurentian and its Vice President, Tsvi Katsir, effective February 1st, 2007. Pursuant to the agreement, Mr. Katsir is entitled to receive a Consulting fee of $10,000 and an option to acquire 200,000 shares of Brampton Crest International, Inc.’s common stock, par value $.01 per share. The one year options were granted effective March 19, 2008 at a exercise price of $.10. Mr. Katsir’s agreement was extended and expired on July 31, 2007. Subsequently, the company hired a real estate consultant, Scott Roberts, to manage Laurentian. Mr. Roberts has extensive experience in the lending business and is paid on a commission basis.

On March 19, 2008 as part of the AEN agreement the company agreed to an employment agreements with Bryan Norcross and Max Mayfield.

Mr. Norcross’s agreement commences on January 1, 2008 until written notice of the consummation of a public or private capital contribution or investment in the Company by a third party equal to Five Million Dollars ($5,000,000). Compensation will consists of a base salary of Ten Thousand ($10,000) per month.

Mr. Mayfield’s agreement commences on January 1, 2008 until written notice of the consummation of a public or private capital contribution or investment in the Company by a third party equal to Five Million Dollars ($5,000,000). Compensation will consists of a base salary of Two Thousand ($2,000) per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at December 31, 2007, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

	Number of	Percentage of
	Shares	Shares
Name and Address	Beneficially Owned (1)	Beneficially Owned (1)

Joseph I. Emas	38,700,000 (2)	38.1%
1224 Washington Avenue
Miami Beach, FL 33139

Brad Hacker	-0-	-0-%
12515 Orange Drive, Suite 814
Davie, FL 33330

All directors and	87,900,000	86.6%
executive officers as
a group (3 persons)

Brampton Crest International, LLC	38,700,000 (3)	38.1%
1224 Washington Avenue
Miami Beach, FL 33139

Murray Bacal	38,700,000 (3)	38.1%
1455 Ocean Drive #904
Miami Beach, Florida 33139

Robert Wineberg	51,200,000 (4)	48.5%
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

(4)	Includes 25,600,000 shares of common stock and warrants to purchase 25,600,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following financial statement schedules are included as part of this report:

None.

(a) (3) EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

14.1	Code of Ethics

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

99.1	Audit Committee Charter

99.2	Compensation Committee Charter

(b) Reports on Form 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent accountants for the last fiscal year for professional services for the audit of the Company's annual financial statements and the review included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $25,500 in 2007 and $22,000 on 2006.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

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

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2007 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-KSB and authorized this registration statement to be signed on its behalf by the undersigned, on the 31st day of March, 2008.

Brampton Crest International, Inc.

/S/ Bryan Norcross

Bryan Norcross
(Chief Executive Officer)

Date: March 31, 2008

/S/ Brad Hacker

Brad Hacker
(Chief Financial Officer)
Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Bryan Norcross	Director	March 31, 2008
Name: Bryan Norcross

/s/Brad Hacker	Director	March 31, 2008
Name: Brad Hacker

/s/Robert Wineberg	Director	March 31, 2008
Name: Robert Wineberg

/s/Robert Adams	Director	March 31, 2008
Name: Robert Adams

/s/Joseph I. Emas	Director	March 31, 2008
Name: Joseph I. Emas

PART F/S. FINANCIAL STATEMENTS.

BRAMPTON CREST INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brampton Crest International, Inc.
Miami Beach, Florida

We have audited the accompanying balance sheets of Brampton Crest International, Inc. ("the Company") as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for each of the two-years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brampton Crest International, Inc.("the Company")as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for each of the two-years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

BERENFELD, SPRITZER, SHECHTER & SHEER, LLP
CERTIFIED PUBLIC ACCOUNTANT AND CONSULTANTS

Fort Lauderdale, Florida
March 28, 2008

BRAMPTON CREST INTERNATIONAL, INC.
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$381,479	$864,676
Inventory	-0-	2,250
Note receivable-current	204,337	-0-
Total current assets	$585,816	$866,926
PROPERTY, PLANT AND EQUIPMENT
Office furniture	-0-	834
Computer and software	848	-0-
Accumulated depreciation	(28)	(234)
Total property, plant and equipment	820	600
OTHER ASSETS
Prepaid acquisition costs	11,622	-0-
	$11,622	-0-
TOTAL ASSETS	$598,258	$867,526
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,061	$22,868

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares
authorized, -0- shares issued and outstanding at December 31, 2007 and 2006	$-0-	$-0-

Common stock, $.001 par value; 950,000,000 shares
authorized, 51,518,764 shares issued and outstanding
at December 31, 2007 and 2006	51,518	51,518

Additional paid-in capital	1,589,900	1,589,900
Accumulated deficit	(1,047,221)	(796,760)
Total stockholders' equity	594,197	844,658
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$598,258	$867,526

BRAMPTON CREST INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006
SALES	$1,063	4,555
COST OF SALES	459	1,581
GROSS PROFIT	604	2,974

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	294,493	121,429

LOSS FROM OPERATIONS	(293,889)	(118,455)

OTHER INCOME

Interest and dividend income	43,428	43,045

LOSS BEFORE INCOME TAXES	(250,461)	(75,410)

INCOME TAXES	—	—

NET LOSS	$(250,461)	$(75,410)
LOSS PER SHARE - BASIC AND DILUTED	$(0.005)	$(0.001)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	51,518,764	51,518,764

BRAMPTON CREST INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2007 and 2007

	Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

BALANCE, DECEMBER 31, 2005	51,518,764	$51,518	$1,589,900	$(721,350)	$920,068

Net loss for the year ended
December 31, 2006	—	—	—	(75,410)	(75,410)

BALANCE, DECEMBER 31, 2006	51,518,764	51,518	1,589,900	(796,760)	844,658

Net Loss for the year ended
December 31, 2007	—	—	—	(250,461)	(250,461)
BALANCE, DECEMBER 31, 2007	51,518,764	$51,518	$1,589,900	$(1,047,221)	$594,197

BRAMPTON CREST INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(250,461)	$(75,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	115

Loss on write-off of inventory	2,250	—
Loss on disposal of furniture	600

Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory		1,331
Prepaid and other current assets	(11,622)
Note Receivable and Interest Receivable	(204,337)	—

Increase (decrease) in:
Accounts payable and accrued expenses	(18,807)	7,729
NET CASH USED IN OPERATING ACTIVITIES	(482,349)	(66,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Fixed Assets	(848)	—
NET CASH USED IN INVESTING ACTIVITIES	(848)	—

CASH FLOWS FROM FINANCING
ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(483,197)	(66.235)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	864,676	930,911

CASH & CASH EQUIVALENTS, END OF PERIOD	$381,479	$864,676
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the period	—
Income taxes paid during the period	—	—

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

BUSINESS

The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through December 31, 2007, business activities were still kept at a minimum.

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiarie, Laurentian Peak Capital. All material intercompany balances and transactions have been eliminated

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. Cash equivalents at December 31, 2007 and 2006 were approximately $381,000 and $865,000, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at two financial institutions, one of which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $100,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of December 31, 2007 and 2006 were approximately $350,000 and $860,000, respectively. The company has not experienced any losses in such accounts.

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

INVENTORY

Inventory was comprised of finished goods of consumer personal care products and is stated at the lower of cost or market. As of December 31, 2007 the company has written off the inventory due to spoilage.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2007.

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

NOTE RECEIVABLE

On September 11, 2007 Laurentian entered into a promissory note and loaned $200,000 to America’s Emergency Network, LLC (AEN). The note is due the earliest of September 25, 2008 or when AEN enters into a private placement of at least $1,000,000. The loan carries an annual interest rate of 12% and is to be used for operating expenses excluding officer salaries and distributions. The loan is collateralized by the assets of AEN.

As noted below, the Company and AEN have agreed to a merger effective March 19, 2008. As part of the merger with AEN the loan becomes an intercompany transaction and will be repaid through the operations of the business.

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

STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

For the year ended December 31, 2007, the Company did not grant any stock options.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

	Year Ended December 31, 2007	Year Ended December 31, 2006
Warrants	50,100,000	50,100,000
Total	50,100,000	50,100,000

RECENT ACCOUNTING PRONOUCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141,“ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 3 -INCOME TAXES

As of December 31, 2007 and 2006 the Company had Federal and state net operating losses of approximately $559,00 and $319,000, that are subject to limitations. The losses are available to offset future income.

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

The temporary differences that give rise to deferred tax assets and liabilities at year end are as follows:

	December 31,	December 31,
	2007	2006
Deferred tax asset due net operating losses	$224,000	$127,600
Less: Valuation allowance	(224,000)	(127,600)
Net deferred tax asset	$0	$0

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future. Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

As of December 31, 2007 the Company had U.S. and state net operating loss carryforwards which may be applied to future taxable income of approximately $1 million. The net operating loss carryfowards will expire in various years through 2023:

NOTE 4 -RELATED PARTY TRANSACTION

The Company occupies office space on an "as need" basis in Davie, Florida. The space is provided rent-free by the Company's Chief Financial Officer’s accounting firm. Due to the limited amount of time the office space is utilized by the Company its value is deemed to be immaterial.

NOTE 5 -OTHER MATTERS

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

The warrants may be exercised, in whole or in part, at any time between November 24, 2004 and November 24, 2007 (expiration). The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the proceeds were allocated to the common stock (approximately $40,000) and the warrants (approximately $10,000) on a prorata basis. The allocated value of the warrants has been recorded as additional paid-in-capital. The Company agreed to extend the expiration date to exercise the warrants to December 2008.

NOTE 6 -COMMON STOCK

PRIVATE PLACEMENT OFFERING

On November 1, 2004 the Company entered into a private placement agreement which was completed during December 2004, when all restrictions were lifted and the funds were released from escrow. The Company sold 8,334,000 units for $.15 per unit for a total price of $1,250,100. Each unit consists of one share of common stock and a warrant to purchase one additional share of common stock a $.001 per share. The warrants expire in December 2007. The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the total proceeds of $1,250,100 were allocated to the common stock (allocated $626,948) and the warrants (allocated $623,152) on a prorata basis. The allocated value of the warrants has been recorded as additional paid-in-capital. The Company agreed to extend the expiration date to exercise the warrants to December 2008.

On January 11, 2005, the Company sold 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of 1 share of common stock and 1 warrant to purchase one additional share of common stock at $.001 per share. The warrants expire January 2008. The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the total proceeds were allocated to the common stock (allocated $125,327) and the warrants (allocated $124,573) on a pro-rata basis. The allocated value of the warrants has been recorded as additional paid in capital. The Company agreed to extend the expiration date to exercise the warrants to December 2008.

STOCK WARRANTS

As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 in connection with a stock purchase agreement, a private placement offering, and a consulting agreement. The following represents the stock warrant activity during the years ended December 31, 2007 and 2006:

	Warrants	Weighted Average Price
Beginning Balance, 1/1/06	50,145,000	$.001

Activity from 1/1/06 to 12/31/06 Warrants expired (March 2006)	(45,000)	$.200

Balance, 12/31/06	50,100,000	$.001
Activity from 1/1/07 to 12/31/07	—	$—
Balance, 12/31/07	50,100,000	$.001

The Company used the Black-Scholes option pricing model to determine the fair value of the stock grants. The assumptions were applied as follows:

Risk Free Interest Rate	2.89 - 3.23%
Expected Dividend Yield	0%
Expected Option Life	3 years
Expected Stock Price Volatility	.01 - .08%

CONSULTING AGREEMENT

On November 1, 2004 the Company entered into a consulting agreement with a related party (the Consultant) for one year effective January 1, 2005. In exchange for services rendered, the Consultant received $37,500 for one year and 100,000 shares of common stock and 100,000 warrants to purchase an equal number of common shares at $0.001 per share. The stock was valued at $0.15 cents per share, which is the amount per share sold via the private placement and is reflected as prepaid consulting on December 31, 2004, the services were rendered in 2005. The warrants have an exercise price of $0.001 and will expire three years from the date of issuance. This agreement was terminated in November, 2005.

The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the proceeds were allocated to the common stock (allocated $7,523) and the warrants (allocated $7,477) on a prorate basis. The allocated value of the warrants has been recorded as additional paid-in-capital. The Company agreed to extend the expiration date to exercise the warrants to December 2008.

Note 7 - SUBSEQUENT EVENT

On March 19, 2008, the Company, America’s Emergency Network, LLC, a Florida limited liability company, Bryan Norcross, in his capacity as a member and representative of the members of America’s Emergency Network, LLC, Max Mayfield, a member of America’s Emergency Network, LLC, Matthew Straeb, a member of the America’s Emergency Network, LLC, Robert Adams, a member of America’s Emergency Network, LLC, and Brampton Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby America’s Emergency Network, LLC was merged into the Company such that America’s Emergency Network, as a Florida corporation, shall continue as a wholly owned subsidiary corporation of the Company. Pursuant to the terms and conditions of the Merger Agreement, the members of America’s Emergency Network, LLC received an aggregate of 100,000,000 shares of Company Common Stock.

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $914,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.