Form 10-Q
period 2008-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2008-05-15
CIK 1321002

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____ to _____

Commission File No. 000-1321002

BRAMPTON CREST INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	30-0286164
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	identification No.)

12515 Orange Drive, Suite 814, Davie, FL 33330
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (954) 475-1260. x13

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐       Accelerated filer  ☐       Non–Accelerated filer  ☐       Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2008
Common stock, $0.001 par value	161,518,764

BRAMPTON CREST INTERNATIONAL INC.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2007 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,251,054	$381,479
Note receivable	-	204,337
Total current assets	1,251,054	585,816
PROPERTY AND EQUIPMENT
Website development	91,118	-
Computer and software	1,152	848
Leasehold improvement	1,500
Accumulated depreciation	(14,952)	(28)
Total property and equipment	$78,818	$820

OTHER ASSETS
Prepaid acquisition costs	-	11,622
Trademarks	10,650	-
Deposits	2,250	-
Goodwill	7,295,850	-
Total Other Assets	$7,308,750	11,622
TOTAL ASSETS	$8,638,622	$598,258
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$77,771	$4,061
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2008 and December 31, 2007	$-	$-

Common stock, $.001 par value; 950,000,000 shares authorized, 161,518,764 and 51,518,764 shares issued and outstanding at March 31, 2008 and December 31, 2007	161,518	51,518
Additional paid-in capital	9,489,581	1,589,900
Accumulated deficit	(1,090,248)	(1,047,221)
Total stockholders' equity	8,560,851	594,197
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,638,622	$598,258

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

SALES	$-	$745
COST OF SALES	-	459
GROSS PROFIT	-	286
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	54,560	46,579
LOSS FROM OPERATIONS	(54,560)	(46,293)
OTHER INCOME
Interest income	11,533	12,203
Total Other Income	11,533	12,203
LOSS BEFORE INCOME TAXES	(43,027)	(34,090)
INCOME TAX BENEFIT	—	—
NET LOSS	$(43,027)	$(34,090)
LOSS PER SHARE -
BASIC AND DILUTED	$ (-)	$ (-)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	64,963,154	51,518,710

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(43,027)	$(34,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-0-	60
Changes in operating assets and liabilities:
Decrease in:
Inventory	-0-	133
Accounts payable and accrued expenses	73,710	(8,053)
Net Cash Provided By In Operating Activities	30,683	(41,950)
Net Cash Provided By Investing Activities
Fixed Assets Purchased	(16,986)	—
Acquisition Costs Paid	(73,152)
Net Cash Used In Investing Activities	(90,138)	—
Net Cash Provided by Financing Activities
Private Placement-Net of expenses	909,681	—
Cash acquired from acquisition	19,349
Net Cash Provided by Financing Activities	929,030

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	869,575	(41,950)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,479	864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,251,054	$822,726
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Acquisition of America’s Emergency Network, LLC:
Fixed assets	$(61,194)		-
Other assets	(12,900)		-
Loan payable	204,786		-
Officer loan	84,507
Goodwill	(7,295,850)		-
Common stock issued	7,100,000		-
Cash acquired in acquisition	$19,349	$

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all the information and footnote disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Form 10-KSB for the year ended December 31, 2007 of Brampton Crest International, Inc. as filed with the U.S. Securities and Exchange Commission. The summary December 31, 2007 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles at December 31, 2007.

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of the financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Brampton Crest International, Inc., formerly known as Hamilton-Biophile Companies ("the Company"), a Nevada corporation, was formerly organized as Selvac Corporation and then subsequently as Mehl/Biophile International Corporation. On March 22, 2000, the Company was reorganized as Hamilton-Biophile Companies. Effective November 9, 2004, the Company changed its name to Brampton Crest International, Inc.

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

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation (“White Peak”) that would focus on making secured short and medium term loans. Effective July 2007, White Peak changed its name to Laurentian Peak Capital Group (“Laurentian”).

Laurentian will generate its own business through an established network of finance industry contacts developed by its management and by seeking the participation by other originators known to the Laurentain's management. Laurentian loans will be both short and medium term., secured by accounts and trade receivables, real estate, credit card receivables, equipment letters of credit and shares of stock. The originators from whom Laurentian will purchase participations are established companies known to Laurentian management.

Laurentian obtained a license as a mortgage lender and is now able to begin to implement its marketing plan.

Acquisition of America’s Emergency Network, LLC (“AEN”)

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

The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2008 acquisition and acquired assets and liabilities assumed as of March 31, 2008:

Goodwill	$7,295,850
Cash	19,349
Fixed assets	61,194
Other assets	12,900
Officer Loan	(84,507)
Loan Payable	(204,786)
Total	$7,100,000

When fully deployed, America's Emergency Network will link Emergency Operations Centers (EOC's) in cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other government agencies. The satellite-based system will send video feeds of news briefings by emergency officials and critical text bulletins issued at any EOC in any location to all users instantly. The satellite-based system is designed to operate before and after disasters, even when telephone, cell phone, and terrestrial internet systems have failed. In addition, during short-fuse emergencies (tanker accidents, bio-hazards, etc.), America's Emergency Network will provide an instant-communications link directly to all subscribing media outlets. Critical information will reach the public much sooner since all subscribing media outlets will receive the text and video feeds at once.

The Company previously discontinued the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of one independent sales consultant, who covered Florida. The agreement with the consultant had been terminated and as sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development of AEN and Laurentian’s operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amount reported of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, the Company had cash equivalents in the amount of approximately $1,251,000 and $381,000 respectively, all in low risk investments.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2008 and 2007 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements. The adoption of this standard has no material effect on the Company’s consolidated financial statements.

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

Recently adopted accounting pronouncements— In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

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

NOTE 4 - RELATED PARTY TRANSACTION

The Company occupies office space on "as needed" basis in Davie, Florida. The space is provided rent-free by the Company's CFO. Due to the limited amount of time the office space is utilized by the Company its value is deemed to be immaterial.

NOTE 5 - COMMON STOCK

PRIVATE PLACEMENT OFFERING

On November 1, 2004 the Company entered into a private placement agreement which was completed during December 2004, when all restrictions were lifted and the funds were released from escrow. The Company sold 8,334,000 units for $.15 per unit for a total price of $1,250,100. Each unit consists of one share of common stock and a warrant to purchase one additional share of common stock at $.001 per share. The warrants expire in December 2008. The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the total proceeds of $1,250,100 were allocated to the common stock (allocated $626,948) and the warrants (allocated $623,152) on a prorata basis. The allocated value of the warrants has been recorded as additional paid-in-capital.

On January 11, 2005, the Company sold a similar 1,666,000 units at $.15 per unit for a total sale price of $249,900. Each unit consisted of 1 share of common stock and one warrant to purchase one additional share of common stock at $.001 per share. The warrants expire in December 2008. The warrants were valued, utilizing the Black-Scholes option pricing model. Accordingly, the total proceeds were allocated to the common stock (allocated $125,327) and the warrants (allocated $124,573) on a pro-rata basis. The allocated value of the warrants has been recorded as additional paid-in- capital.

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $909,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

COMMON STOCK OUTSTANDING

As of March 31, 2008 and December 31, 2007, common stock of 950,000,000 shares were authorized at a par value of $.001 per share. As of the respective dates the Company had 161,518,764 and 51,518,764 shares issued and outstanding.

STOCK WARRANTS

As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 and 48,434,000 stock warrants during the year ended December 31, 2007 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2007 and the three months ended March 31, 2008.

		Weighted
		Average
	Warrants	Price
Balance, 12/31/06	50,100,000	$.001
Activity:
1/1/07 to 12/31/07	—	—
Balance, 12/31/07	50,100,000	$.001

Activity:
1/1/08 to 3/31/08	—	—

Balance, 3/31/08	50,100,000	$.001

NOTE 6 - ACQUISITIONS

The summarized unaudited pro forma financial information for the three months ended March 31, 2008 and 2007 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:

	Three Months Ended

	March 31,	March 31,
	2008	2007

SALES	$-	$745
COST OF SALES	-	459
GROSS PROFIT	-	286
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	54,560	107,065
LOSS FROM OPERATIONS	(54,560)	(106,779)
OTHER INCOME
Interest income	11,533	12,655
Total Other Income	11,533	12,655
LOSS BEFORE INCOME TAXES	(43,027)	(94,124)
INCOME TAX BENEFIT	--	--
NET LOSS	$(43,027)	$(94,124)
LOSS PER SHARE -
BASIC AND DILUTED	$ (-)	$ (-)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	164,963,154	151,518,710

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on customers and competition in its markets, market demand, product performance, maintenance of relationships with key suppliers, difficulties of contracting or retaining independent contractors and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements included herein. Further, this quarterly report on Form 10-Q should be read in conjunction with the Company's Financial Statements and Notes to Financial Statements included in Report on Form 10-KSB for the year ended December 31, 2007.

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

On January 29, 2007, the Board of Directors appointed Robert Wineberg as the Chief Executive Officer, Principal Accounting Officer for the Company and a member of the Board of Directors. Mr. Wineberg was our Secretary-Treasurer from January 2005 through November 2005 and Chief Financial Officer from April 2005 through November 2005. From November 2005 to his appointment as CEO in January of 2007 Mr. Wineberg served as a consultant for the company. Mr. Wineberg is a graduate of McGill University with a B. Comm. in Accounting, Systems and Computers. Mr. Wineberg is a Chartered Accountant (C.A.) and a Chartered Financial Analyst (C.F.A.).

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

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $909,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

Business

Effective March 19, 2008 the Company and a subsidiary acquired all the stock of America’s Emergency Network from its four shareholders.

America's Emergency Network will link Emergency Operations Centers (EOC's) in cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other government agencies. The satellite-based system will send video feeds of news briefings by emergency officials and critical text bulletins issued at any EOC in any location to all users instantly. The satellite-based system is designed to operate before and after disasters, even when telephone, cell phone, and terrestrial internet systems have failed. In addition, during short-fuse emergencies (tanker accidents, bio-hazards, etc.), America's Emergency Network will provide an instant communications link directly to all subscribing media outlets. Critical information will reach the public much sooner since all subscribing media outlets will receive the text and video feeds at once.

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans. Effective July 2007, White Peak changed its name to Laurentian Peak Capital Group ("Laurentian").

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

Laurentian was initially funded by capital from the Company. The Company intends to raise additional capital, and will attempt to secure bank lines of credit to further its lending activities. However, there are no assurances or guarantees that the lines of credit or additional capital will be achieved.

The Company previously discontinued the business of marketing and selling consumer cosmetics and non-prescription dermatology products through the use of one independent sales consultant, who covered Florida. The agreement with the consultant had been terminated and as sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development and implementation of AEN’s and Laurentian’s operations.

THREE MONTHS ENDED MARCH 31, 2008
COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Sales decreased from $745 for the three month period ended March 31, 2007 to $-0- for the three month period ended March 31, 2008, primarily as a result of re-focusing its energies and resources into the development and implementation of AEN’s and Laurentian’s operations.

Costs of sales decreased from $459 for the three month period ended March 31, 2007 to $-0- for the three month period ended March 31, 2008, primarily due to the decrease of sales of the Company's products.

Selling, general and administrative expenses increased from $46,579 for the three month period ended March 31, 2007 to $54,560 for the three month period ended March 31, 2008 due to costs associated with the start up of the new subsidiary Laurentian Peak Capital and costs associated with the AEN merger.

Other income (expenses) for the three months ended March 31, 2008 decreased by $670 due to reduction of interest income being earned on investments.

Net loss increased to a net loss of $43,027 for the three month period ended March 31, 2008 from net loss of $34,090 for the three month period ended March 31, 2007, due to the above analysis of Income and Expenses.

Current Assets

Cash increased from $381,479 on December 31, 2007 to $1,251,054 on March 31, 2008, primarily as a result of the $1 million private placement transacted with the AEN merger

Total assets increased from $598,258 on December 31, 2007 to $8,638,622 on March 31, 2008, primarily as a result of the merger with AEN and private placement in the current quarter.

Current liabilities increased from $4,061 on December 31, 2007 to $77,701 on March 31, 2008, due to the additional accounts payable incurred by AEN prior to the merger in the current quarter.

Liquidity and Capital Resources.

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of $1,250,100 from a private placement of our securities in 2004 and an additional sale of 1,666,000 units for total proceeds of $249,900 in 2005. Also on March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $914,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.
Management intends to use the proceeds from the offering and the additional stock sale, towards the implementation of the business plan (including finding appropriate revenue producing business opportunity) and to provide working capital for future expansion of the Company's operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 1A - RISK FACTORS

POSSIBLE “PENNY STOCK” REGULATION

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•	Actual or anticipated fluctuations in our future business and operating results;

•	Changes in or failure to meet market expectations;

•	Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial  information, which could have a negative effect on the trading price of our common stock.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $909,000. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davie, Florida, on May 12, 2008.

BRAMPTON CREST INTERNATIONAL INC.

Date: May 15, 2008	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: May 15, 2008	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer