Form 10-Q
period 2008-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2008-08-14
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51207

BRAMPTON CREST INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	30-0286164
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	Identification No.)

12515 Orange Drive, Suite 814, Davie, FL 33330
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (954) 475-1260 x13

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

Large accelerated filer  ☐      Accelerated filer  ☐      Non–Accelerated filer  ☐      Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008
Common stock, $0.001 par value	221,198,881

BRAMPTON CREST INTERNATIONAL INC.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2007 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

Brampton Crest International, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,081,358	$381,479
Notes receivable	-	204,337
Total Current Assets	1,081,358	585,816
Property and Equipment:
Website development	204,955
Conference display	8,559
Computer and software	5,560	848
Leasehold improvements	1,500
Equipment Off-site	106,367
Total Property and Equipment	326,941	848
Accumulated Depreciation	(46,350)	(28)
Total Property and Equipment	280,591	820
OTHER ASSETS
Deposits and Prepaid Expenses	38,000	11,622
Trademarks	10,650	-0-
Goodwill	7,321,100	-0-
Total Other Assets	7,369,750
TOTAL ASSETS	$8,731,699	$598,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$30,887	$4,061
STOCKHOLDERS EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2008 and December 31, 2007	-0-	-0-

Common stock, $.001 par value; 950,000,000 shares authorized, 198,284,660 and 51,518,764 shares issued and outstanding at June 30, 2008 and December 31, 2007	198,285	51,518
Additional paid in capital	9,888,614	1,589,900
Accumulated deficit	(1,386,087)	(1,047,221)
Total Stockholders' Equity	8,700,812	594,197

	$8,731,699	$598,258

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
SALES	$-0-	$	- 0-	$-0-	$-0-
COST OF SALES			-0-		-0-
GROSS PROFIT	-0-		-0-	-0-	-0-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	356,978		33,845	411,538	80,424
LOSS FROM OPERATIONS	(356,978)		(33,845)	(411,538)	(80,424)

OTHER INCOME (EXPENSE)
INTEREST INCOME/EXPENSE	1,104		10,067	12,637	22,270
LOSS ON DISPOSAL OF FIXED ASSETS	-		(480)	-	(480)
TOTAL OTHER INCOME (EXPENSE)	1,104		9,587	12,637	21,790

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(355,874)		(24,258)	(398,901)	(58,634)
INCOME TAX PROVISION	-		-	-	-
NET LOSS FROM CONTINUED OPERATIIONS	(355,874)		(24,258)	(398,901)	(58,634)
INCOME FROM DISCONTIUED OPERATIONS NET OF INCOME TAX BENEFIT OF $0 IN 2007			85		371
NET LOSS	(355,874)		(24,173)	(398,901)	(58,263)
LOSS PER SHARE-
BASIC AND DILUTED LOSS PER SHARE:
CONTINUING OPERATIONS	(0.002)		(0.000)	(0.003)	(0.001)
DISCONTINUED OPERATIONS	(0.000)		(0.000)	(0.000)	(0.000)
NET LOSS PER SHARE	(0.002)		(0.000)	(0.003)	(0.001)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	185,468,008		51,518,710	125,826,719	51,518,710

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(398,901)		(58,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,398		120
Changes in operating assets and liabilities:	-0-		480
Decrease (Increase) in:
Inventory	-0-		94
Prepaid expenses and deposits	(48,650)
Decrease (Increase) in:
Accounts payable and accrued expenses	26,826		(18,607)
Net Cash (Used) In Operating Activities	(389,327)		(76,176)
Net Cash Provided By Investing Activities
Fixed Assets Purchased	(249,975)		-
Acquisition Costs Paid by the Company	(6,300)		-
Net Cash Used In Investing Activities	(256,275)		-
Net Cash Provided by Financing Activities
Proceeds from Sale of Common Stock, net of expenses	1,345,481		-
Net Cash Provided by Financing Activities	1,345,481		-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	699,879		(76,176)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,479		864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,081,358		788,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$(61,194)		-
Other assets	(11,622)		-
Loan payable	204,337		-
Officer loan	84,507
Accounts Payable	124,421
Goodwill	(7,321,100)		-
Common stock issued	7,000,000		-
Cash acquired in acquisition	$19,349	$

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

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

BUSINESS

The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through the end of the first quarter of 2008, business activities for the consumer personal care products continued however the anticipated results were not successful and the Company discontinued the operations during the quarter ending June 30, 2008.

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

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2008 acquisition and acquired assets and liabilities assumed as of March 19, 2008:

Goodwill	$7,321,100
Cash	19,349
Fixed assets	61,194
Other assets	11,622
Accounts payable	(124,421)
Officer Loan	(84,507)
Loan Payable	(204,337)
Total	$7,000,000

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

The Company during the second quarter phased out the business of marketing and selling consumer cosmetics and non-prescription dermatology products. Prior to that revenue for the cosmetics and non-prescription dermatology products was generated through the use of one independent sales consultant, who covered Florida. The consultant had been terminated and as sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development of AEN and Laurentian’s operations.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, the Company had cash equivalents in the amount of approximately $1,081,000 and $381,000 respectively, all in low risk investments.

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

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenues when a sales agreement has been executed, delivery has occurred, and collectibility of the fixed or determinable sales price is reasonably assured.

 PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets are charged to expense currently. Any gain or loss on disposition of assets is recognized currently in the statement of operations.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2008 and 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has adapted SFAS No. 159 to its financial statements. The adoption of this standard has no material effect on the Company’s consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. The Company has not determined the impact on its financial statements of the accounting standard.

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

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

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

NOTE 4 - RELATED PARTY TRANSACTION

The Company occupies office space on an "as need" basis in Davie, Florida. The space is provided rent-free by the Company's Chief Financial Officer and Board Member. Due to the limited amount of time the office space is utilized by the Company its value is deemed to be immaterial.

NOTE 5 - COMMON STOCK

PRIVATE PLACEMENT OFFERING

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $909,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

During the quarter ended June 30, 2008, the Company sold 3,517,647 shares of common stock for gross proceeds of $598,000. After legal costs and commissions, the net proceeds to the Company was approximately $440,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2)  and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S  of the Securities Act of 1933.

COMMON STOCK OUTSTANDING

As of June 30, 2008 and December 31, 2007, 950,000,000 shares of common stock were authorized at a par value of $.001 per share. As of the respective dates, the Company had 198,284,660 and 51,518,764 shares issued and outstanding.

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

STOCK WARRANTS

As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 and 49,434,000 stock warrants during the year ended December 31, 2006 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2007 and the six months ended June 30, 2008.

		Weighted
		Average
	Warrants	Price

Balance, 12/31/06	51,100,000	$.001
Activity:
1/1/07 to 12/31/07	—	—
Activity 1/1/08-6/30/08-Warrants exercised	(33,700,000)	.001
Balance, 6/30/08	17,400,000	$.001

NOTE 6 - ACQUISITIONS

The summarized unaudited pro forma financial information for the six months ended June 30, 2008 and 2007 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:

	Six Months Ended
	June 30,	June 30,
	2008	2007
SALES	$-0-	$-0-
COST OF SALES	-0-	-0-
GROSS PROFIT	-0-	-0-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	436,788	80,424
LOSS FROM OPERATIONS	(436,788)	(80,424)
OTHER INCOME
LOSS ON DISPOSAL OF FIXED ASSETS	-0-	(480)
INTEREST INCOME/INTEREST EXPENSE	12,637	22,270
TOTAL OTHER INCOME	12,637	21,790
LOSS BEFORE INCOME TAXES	(424,151)	(58,634)
INCOME TAX PROVISION	—	—
NET LOSS FROM CONTINUED OPERATIONS	$(424,151)	$(58,634)
INCOME FROM DISCONTINUED OPERATIONS	-0-	371
NET LOSS	$(424,151)	$(58,263)
LOSS PER SHARE -
BASIC AND DILUTED	$(.0025)	$(.0003)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	169,160,052	151,518,710

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

NOTE 7 – DISCONTINUED OPERATIONS

During the second quarter of 2008 the Company discontinued the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, as discussed in Note 2, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through March 31, 2008, business activities for the consumer personal care products continued however the anticipated results were not successful and the Company discontinued the operations.

The accompanying unaudited condensed consolidated statements of operations for the six and three months presented have been adjusted to classify $85 and $371 for the periods respectively, of gross profit earned from the sale and distribution of consumer personal care products as discontinued operations.

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

During the quarter ended June 30, 2008, the Company sold 3,517,647 shares of common stock for gross proceeds of $598,000. After legal costs and commissions, the net proceeds to the Company was approximately $440,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2)  and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S  of the Securities Act of 1933.

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

Laurentian was initially funded by capital from BRCI. BRCI intends to raise additional capital, and will attempt to secure bank lines of credit to further its lending activities. However, there are no assurances or guarantees that the lines of credit or additional capital will be achieved.

On September 20, 2007 the Company’s subsidiary, Laurentian loaned $200,000 to America’s Emergency Network, LLC (AEN) at an interest rate of 12%. During the course of the due diligence for the loan the Company determined that a merger with AEN was in the best interest of both parties. The loan was consolidated as part of the acquisition of AEN.

Effective March 19, 2008 the Company and a subsidiary acquired all the stock of America’s Emergency Network, LLC from its four shareholders.

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

The Company during the second quarter phased out the business of marketing and selling consumer cosmetics and non-prescription dermatology products. Prior to that revenue for the cosmetics and non-prescription dermatology products was generated through the use of one independent sales consultant, who covered Florida. The consultant had been terminated and as sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development of AEN and Laurentian’s operations.

SIX MONTHS ENDED JUNE 30, 2008
COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

There were no sales or costs of sales for the six month period ended June, 2007 primarily as a result of re-focusing its energies and resources into the development and implementation of AEN’s and Laurentian’s operations.

Selling, general and administrative expenses increased from $80,424 for the six month period ended June 30, 2007 to $411,538 for the six month period ended June 30, 2008 due to costs associated with the start up of the new subsidiary Laurentian Capital and costs associated with the AEN operations.

Other income (expenses) for the six months ended June 30, 2008 decreased to $12,637 from $21,790 for the six month period ended June 30, 2007. The change was due to a reduction in interest and dividends as a result of lower returns and less liquid assets in the account as compared to last year.

Net loss increased from a net loss of $58,263 for the six month period ended June 30, 2007 to net loss of $398,901 for the six month period ended June 30, 2008, due to the above analysis of Income and Expenses.

Current Assets

Cash increased from $381,479 at December 31, 2007 to $1,081,358 at June 30, 2008, primarily as a result of the private placements transacted in March 2008 and started in June 2008.

Total assets increased from $598,258 at December 31, 2007 to $8,731,699 at June 30, 2008, primarily as a result of the $1.5 million private placement transacted with the AEN merger and goodwill related to the AEN merger.

Current liabilities increased from $4,061 at December 31, 2007 to $30,887 at June 30, 2008, due to additional accounts payable primarily as a result of the costs incurred while developing the AEN product.

Liquidity and Capital Resources

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of approximately $1,345,481 million from private placements of our securities received as of June 30, 2008.  Management intends to use the proceeds from the offering towards the implementation of the business plan including the AEN products and to provide working capital for future expansion of the Company's operations.

THREE MONTHS ENDED JUNE 30, 2008
COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

There were no sales or costs of sales for the six month period ended June, 2007 primarily as a result of re-focusing its energies and resources into the development and implementation of AEN’s and Laurentian’s operations.

Selling, general and administrative expenses increased from $33,845 for the three month period ended June 30, 2007 to $356,978 for the three month period ended June 30, 2008 due to costs associated with the start up of the new subsidiary Laurentian Capital and costs associated with the AEN operations.

Other income (expenses) for the three months ended June 30, 2008 decreased to $1,104 from $9,587 for the three month period ended June 30, 2007. The decrease was due to lower dividends and interest on investments in the account and interest paid to investors for money held in escrow for the first quarter.

Net loss increased from a net loss of $24,173 for the three month period ended June 30, 2007 to net loss of $355,874 for the three month period ended June 30, 2008, due to the above analysis of income and expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $909,000. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the quarter ended June 30, 2008, the Company sold 3,517,647 shares of common stock for gross proceeds of $598,000. After legal costs and commissions, the net proceeds to the Company was approximately $440,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2)  and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S  of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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

BRAMPTON CREST INTERNATIONAL INC.

Date: August 14, 2008	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: August 14, 2008	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer