Form 10-Q
period 2008-09-30
BRAMPTON CREST INTERNATIONAL INC
filed 2008-11-14
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51207

BRAMPTON CREST INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	30-0286164
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	Identification No.)

12515 Orange Drive, Suite 814, Davie, FL 33330
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (954) 475-1260 x13

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐               Accelerated filer  ☐               Non-Accelerated filer  ☐               Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common stock, $0.001 par value	221,854,881

BRAMPTON CREST INTERNATIONAL INC.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the registrant’s statement on Form 10-KSB for the year ended December 31, 2007 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 1,784,116	$ 381,479
Notes Receivable	---	204,337
Accounts Receivable	76,438	---
Total Current Assets	1,860,554	585,816
Property and Equipment, net	349,610	820
Other Assets:
Deposits and Prepaid Expenses	23,322	11,622
Trademarks	10,650	---
Goodwill	415,747	---
Total Other Assets	449,719	11,622
TOTAL ASSETS	$ 2,659,883	$ 598,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 38,030	$ 4,061
Due to officer	95,926	---
Total Current Liabilities	133,956	4,061
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	---	---
Common stock, $.001 par value; 950,000,000 shares authorized, 221,854,881 and 51,518,764 shares issued and outstanding at September 30, 2008 and December 31, 2007	221,854	51,518
Additional paid in capital	3,993,797	1,589,900
Accumulated deficit	(1,689,724)	(1,047,221)
Total Stockholders' Equity	2,525,927	594,197
Total Liabilities & Stockholders’ Equity	$ 2,659,883	$ 598,258

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$75,000	$-0-	$75,000	$-0-
Cost of Sales	6,166	-0-	6,166	-0-
Gross Profit	68,834	-0-	68,834	-0-
Selling, General and
Administrative Expenses	319,692	160,284	731,230	240,802
Loss From Operations	(250,858)	(160,284)	(662,396)	(240,802)
Other Income (Expense):
Interest Income	7,256	9,168	19,893	31,438
Loss on Disposal of Fixed Assets	---	---	---	(480)
Total Other Income (Expense)	7,256	9,168	19,893	30,958
Loss from Continuing Operations Before
Income Taxes	(243,602)	(151,116)	(642,503)	(209,844)
Income Taxes Provision	---	---	---	---
Net Loss From Continued Operations	(243,602)	(151,116)	(642,503)	(209,844)
Income From Discontinued Operations Net of Income Tax Benefit of $0 in 2007	---	73	---	538
Net Loss	$(243,602)	$(151,043)	$(642,503)	$(209,306)
Loss Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$0.00)
Weighted Average Common Shares
Outstanding - Basic and Diluted	201,819,475	51,518,710	142,839,070	51,518,710

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(642,503)	$(209,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,277	120
Loss on Disposal of Assets	---	480
Changes in operating assets and liabilities:
Accounts Receivable	(76,438)
Inventory	---	46
Other assets:
Prepaid expenses and deposits	(9,450)	(11,621)
Accounts payable and accrued expenses	(74,958)	13,526
Net Cash (Used) in Operating Activities	(742,072)	(206,755)
Cash From Investing Activities
Cash acquired at acquisition	19,349	---
Notes Receivable			(198,204)
Fixed Assets Purchased	(348,873)		---
Net Cash Used In Investing Activities	(329,524)		(198,204)
Cash Flows From Financing Activities
Proceeds from Sale of Common Stock, net of expenses	2,474,233		---
Net Cash Provided by Financing Activities	2,474,233		---
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,402,637		(404,959)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,479		864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,784,116		459,717
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Cash acquired at acquisition	$19,349
Fixed assets	61,194		---
Other assets	12,900		---
Loan payable	(204,337)		---
Officer loan	(95,926)		---
Accounts Payable	(108,927)		---
Goodwill	415,747		---
Common stock issued for acquisition	$100,000	$	---

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BUSINESS

The Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Following the Company’s name change and through the end of the first quarter of 2008, business activities for the consumer personal care products continued however the anticipated results were not successful and the Company discontinued its consumer personal care products operations during the quarter ending June 30, 2008.

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation (“White Peak”) that would focus on making secured short and medium term loans. Effective July 2007, White Peak changed its name to Laurentian Peak Capital Group (“Laurentian”). Laurentian’s corporate structure and marketing plan remains the same as it was with White Peak.

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

Acquisition of America’s Emergency Network, LLC (“AEN”)

On March 19, 2008, the Company, America’s Emergency Network, LLC, a Florida limited liability company, Bryan Norcross, in his capacity as a member and representative of the members of America’s Emergency Network, LLC, Max Mayfield, a member of America’s Emergency Network, LLC, Matthew Straeb, a member of the America’s Emergency Network, LLC, Robert Adams, a member of America’s Emergency Network, LLC, and Brampton Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby America’s Emergency Network, LLC was merged into Brampton Acquisition Subsidiary Corp. Brampton Acquisition Subsidiary Corp.’s name was subsequently changed to America’s Emergency Network, Inc. Consequently, America’s Emergency Network, Inc. (which contains the operating business formerly conducted by America’s Emergency Network, LLC), continues as a wholly owned subsidiary of the Company.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pursuant to the terms and conditions of the Merger Agreement, the members of America’s Emergency Network, LLC received an aggregate of 100,000,000 shares of Company Common Stock.

The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2008 acquisition and acquired assets and liabilities assumed as of March 19, 2008:

Goodwill	$415,747
Cash	19,349
Fixed assets	61,194
Other assets	12,900
Accounts payable	(108,927)
Officer advances	(95,926)
Loan payable	(204,337)
$100,000

When fully deployed, America's Emergency Network will link Emergency Operations Centers (EOC's) in cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other government agencies. The satellite-based system will send video feeds of news briefings by emergency officials and critical text bulletins issued at any EOC in any location to all users instantly. The satellite-based system is designed to operate before and after disasters, even when telephone, cell phone, and terrestrial internet systems have failed. In addition, during “short-fuse” emergencies (tanker accidents, bio-hazards, etc.), America's Emergency Network will provide an instant-communications link directly to all subscribing media outlets. Critical information will reach the public much sooner since all subscribing media outlets will receive the text and video feeds at once.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Brampton Crest International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2008 and December 31, 2007, the Company had cash equivalents in the amount of approximately $1,784,000, and $381,000, respectively, all in low risk investments.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. AEN extends credit without requiring collateral. Laurentian may require collateral from its customers; however, it’s primary business is making secured short and medium term loans, not periodically extending trade credit in connection with the sale of other products or services. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had accounts receivable of $76,438 at September 30, 2008 and -0- at December 31, 2007

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc., (NBCU) pursuant to which AEN is to provide its expertise and experience on engineering and meteorological issues to Peacock and NBC News. The agreement, which commenced as of July 21, 2008 and continues through February 28, 2009, contemplates close and regular interaction between AEN and NBCU and seeks AEN’s advice with respect to matters such as growth opportunities in programming and technology. The agreement calls for Peacock to pay AEN $7,500 per week for consulting services. The entire accounts receivable balance outstanding at quarter end is for this customer.

REVENUE RECOGNITION

The Company recognizes revenues when a sales agreement has been executed, delivery has occurred, and collectability of the fixed or determinable sales price is reasonably assured.

 PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally from 3 to 7 years. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets are charged to expense currently. Any gain or loss on disposition of assets is recognized currently in the consolidated statement of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company tests for impairment of the goodwill at least annually, if not more depending upon substantial changes in the Company that may lead to a change in the goodwill during interim periods.

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the nine and three months ended September 30, 2008.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at September 30, 2008 and 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTING FOR STOCK BASED COMPENSATION (CONTINUED)

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB issued FSP FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13 and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has adapted SFAS No. 159 to its consolidated financial statements. The adoption of this standard has no material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated this new statement and have determined that the statement will not have a significant impact on the reporting of our financial position and results of operations.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 5 - RELATED PARTY TRANSACTION

The Company periodically occupies office space on an "as needed" basis in Davie, Florida. The space is provided rent-free by the Company's Chief Financial Officer who is also a Board Member. Due to the limited amount of time the office space is utilized by the Company, its value is deemed to be immaterial.   The Company’s primary place of operations is in Miami, Florida, and its facilities are leased from unrelated third parties.

NOTE 6 - COMMON STOCK

PRIVATE PLACEMENT OFFERING

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of one million dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $915,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

During the second and third quarters of 2008 the Company accepted subscriptions for 9,915,943 shares of common stock, at a price of $.17 per share, resulting in gross proceeds of One Million six hundred seventy-one thousand seven hundred and ten Dollars ($1,671,710). After legal costs and commissions the net proceeds to the Company were approximately $1,559,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

COMMON STOCK OUTSTANDING

As of September 30, 2008 and December 31, 2007, 950,000,000 shares of common stock were authorized at a par value of $.001 per share. As of the respective dates, the Company had 221,854,881 and 51,518,764 shares issued and outstanding.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK (CONTINUED)

STOCK WARRANTS

As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 and 49,434,000 stock warrants during the year ended December 31, 2006 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement. The following represents the stock warrant activity during the year ended December 31, 2007 and the nine months ended September 30, 2008.

		Weighted
		Average
	Warrants	Price

Balance, 12/31/06	51,100,000	$.001
Activity:
1/1/07 to 12/31/07	—	—
Activity 1/1/08-9/30/08-Warrants exercised	(50,300,000)	.001
Balance, 9/30/08	800,000	$.001

NOTE 7 - ACQUISITIONS

The summarized unaudited pro forma financial information for the nine months ended September 30, 2008 and 2007 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
SALES	$75,000	---
COST OF SALE	6,166	---
GROSS PROFIT	68,834	---
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	791,716	240,802
LOSS FROM OPERATIONS	722,882	240,802
OTHER INCOME (EXPENSE)
LOSS ON DISPOSAL OF FIXED ASSETS		(480)
INTEREST INCOME	20,345	31,438
TOTAL OTHER INCOME	20,345	30,958
LOSS BEFORE INCOME TAXES	$702,537	$209,844
INCOME TAX PROVISION	--	--
NET LOSS FROM CONTINUED OPERATIONS	$702,537	$209,844
INCOME FROM DISCONTINUED OPERATIONS	-0-	538
NET LOSS	$702,537	$209,306
LOSS PER SHARE -
BASIC AND DILUTED	$.00	$.00
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	172,767,113	151,518,710

NOTE 8 - DISCONTINUED OPERATIONS

During the second quarter of 2008 the Company discontinued the sale and distribution of consumer personal care products and professional laser hair removal.

 BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DISCONTINUED OPERATIONS (CONTINUED)

Through March 31, 2008, business activities for the consumer personal care products continued however the anticipated results were not successful and the Company discontinued those operations.

The accompanying unaudited condensed consolidated statements of operations for the nine and three months presented have been adjusted to classify $73 and $538 for the periods respectively, of gross profit earned from the sale and distribution of consumer personal care products as discontinued operations.

NOTE 9 - DUE TO OFFICERS

Prior to the acquisition of AEN its President and current CEO of Brampton advanced the Company funds for legal and other start up costs for the Company’s operations. These advances are non-interest bearing and are expected to be paid at an undetermined date.

NOTE 10 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:
Website development	$249,527	$--
Conference display	8,558	--
Computer and software	151,403
Installation Parts	12,340	848
Leasehold improvements	1,500
Furniture	2,511	--
Total Property and Equipment	$425,839	$848
Accumulated Depreciation	(76,229)	(28)
Total Property and Equipment, Net	$349,610	$820

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Brampton Crest International, Inc. ("the Company"), a Nevada corporation, was originally organized as Selvac Corporation, a Delaware corporation. On September 28, 1982, the Selvac Corporation restated its Certificate of Incorporation and changed its name to Mehl/Biophile International Corporation. On March 22, 2000, the Company reorganized as Hamilton-Biophile Companies. On November 26, 2001, the Company re-domiciled to Nevada. Hamilton Biophile Companies changed their name to Brampton Crest International, Inc., effective on November 9, 2004.

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

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $915,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

During the second and third quarter of 2008, the Company accepted subscriptions for 9,915,943 shares of common stock, at a price of $.17 per share, resulting in gross proceeds of One Million six hundred seventy-one thousand seven hundred and ten Dollars ($1,671,710). After legal costs and commissions the net proceeds to the Company were approximately $1,559,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

Business

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans. Effective July 2007, White Peak changed its name to Laurentian Peak Capital Group (“Laurentian”).

Laurentian generates business through an established network of finance industry contacts developed by its management and by seeking the participation by other originators known to the company management. Laurentian loans will be both short and medium term, secured by accounts and trade receivables, real estate, credit card receivables, equipment letters of credit and shares of stock. The originators from whom Laurentian will purchase participations are established companies known to Laurentian management.

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

On September 20, 2007 the Company’s subsidiary, Laurentian loaned $200,000 to America’s Emergency Network, LLC (“AEN”) at an interest rate of 12%. During the course of the due diligence for the loan the Company determined that a merger with AEN was in the best interest of both parties. The loan was consolidated as part of the acquisition of AEN.

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

Aside from AEN, there is no standardized, dedicated and secure distribution infrastructure for disseminating critical information and instructions issued by local, state and federal emergency management agencies that overcomes the delays and incomplete-distribution limitations of the everyday news-coverage system. Local municipalities are especially handicapped by the current system because of the practical and physical limitations intrinsic to covering news. For example, even major television stations do not have enough crews to cover the news briefings that would be held in every municipality in their coverage area after a regional disaster. However, during an emergency, each mayor or emergency manager has valuable information to dispense - information that could be critical to the health and safety of the residents in his/her area of responsibility - and the volume of information that needs to be effectively communicated has no relation to the number of reporters or crews the local television stations has available. (This is particularly true given the aggressive staffing cuts made at the local television level and at newspapers and their websites in recent years.) AEN fills this large and growing gap in the system. All municipalities, regardless of their size, will be able to participate in the AEN emergency-information distribution system, and feeds will be accessible by media outlets without regard to the availability of reporters, crews or field resources.

With AEN, for the first time emergency managers will have a direct, always-on satellite connections to the media and the public. With AEN, broadcast television stations, online newspapers, cellular carriers and other key media partners will have the ability to receive live video feeds of news briefings from government agencies - as they occur - in broadcast quality and all without the need to deploy reporters, camera crews or satellite equipment. The general public will receive the same briefings along with emergency bulletins via the internet and, eventually, on dedicated cable, satellite and broadcast television channels (AEN-TV). Additionally, the same distribution backbone is being used to develop a for-profit, parallel system to distribute emergency information for non-governmental organizations (such as universities and health-care organizations) and for private businesses.

Beta deployments of the AEN Network already are installed and operating in ten (10) Florida governmental agencies, and one additional installation is planned for the fourth quarter of 2008. During Tropical Storm Fay and Hurricanes Gustav, Hanna and Ike, governmental emergency management personnel successfully used AEN to broadcast messages from the governor of Florida and other public officials. This included storm forecasts, evacuation plans, school closings, shelter locations and other critical information. Applicable localized information was carried live by the South Florida Sun-Sentinel (www.sunsentinel.com), the Florida Times-Union (www.jacksonville.com), the Miami Herald (www.miamiherald.com), and the Fort Myers News-Press (www.news-press.com). Though neither AEN nor any of these news sites actively promoted or advertised AEN’s feeds to the public, except on the AEN’s and the news-sites’ home pages, the information nonetheless was widely viewed. Initial feedback throughout the beta has been very positive from our governmental and media partners, and we have received several inquiries from additional governmental agencies, media outlets and private companies interested in utilizing our service - both in and out of Florida. In spite of the favorable response to our beta program, our projected rate of revenue growth may be adversely affected by the current downturn in the overall economy; however, management remains optimistic and believes that overall future anticipated demand for our services will continue to be robust. The management acknowledges that the economic downturn has created uncertainty in both the size and administration of governmental budgets. To that end, the Company is working with governmental entities whose budgets have been affected to identify and acquire additional sources of funding, as necessary, to install and maintain the AEN system.

During the quarter ended September 30, 2008, AEN was also nominated for ITFlorida’s Government Technology Leadership award, and ultimately was awarded first place in the "Government Technology Leadership-"Private" category during a ceremony on October 6, 2008. AEN was presented the first place prize during a ceremony that included recognition from several prominent governmental figures, including an administrator for the SBA and Senator Bill Nelson. ITFlorida is a state umbrella organization comprised of public and private technology leaders and includes advocates for sound public policy to the Governor, the Legislature and Enterprise Florida on issues and initiatives.

In addition to the continued development of its network and the successful conduct of its initial beta testing, significant progress also was achieved in other areas during the quarter ended September 30, 2008, both strategically and operationally.

AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc. (NBCU), pursuant to which AEN is to provide to Peacock its expertise and experience on engineering and meteorological issues. In return, AEN is provided with a revenue stream and an opportunity to actively explore new potential uses and deployments of the AEN network with industry leading, world-class brands. The agreement, which commenced on July 21, 2008 and continues through February 28, 2009, contemplates close and regular interaction between AEN and NBCU, and seeks AEN’s advice with respect to matters such as growth opportunities in programming and technology. In addition, the agreement explicitly acknowledges the parties’ intent to enter into good faith negotiations concerning the possible integration of AEN technology into the NBC and/or its affiliated companies, though neither party is under any firm commitment to do so.

From an operational perspective, during the quarter ended September 30, 2008 AEN leased additional space within which it will house its headquarters through December 1, 2009. The management believes the new space is both cost-effective and operationally conducive to the Company’s planned growth and expansion. Located in Miami, Florida, the new space will replace the Company’s existing arrangement pursuant to which it shares office space with an unrelated, third-party law firm.

In addition, during the quarter ended September 30, 2008 AEN made two strategic hires, adding over 40 years of additional experience to AEN’s management team. The new hires each bring a significant amount of experience in scaling growth oriented companies, generally, and in the creation, development, licensing, distribution and protection of digital content, specifically. With these additions to the management team, the management will be able to more effectively delegate day-to-day managerial responsibilities and focus on matters more directly related to the expansion of the Company’s business and the achievement of the Company’s strategic goals and vision. Subject to resource availability and general business conditions, AEN plans on continuing to build its team as it works toward emerging from a developmental stage beta to a revenue-generating platform, particularly in the areas of sales, marketing and engineering, with a focus on content acquisition and content distribution.

As previously noted, we phased out its former operations (consisting of the marketing and sale of consumer personal care products) during the second quarter of 2008. We have completely re-focused our energies and resources into the development of the businesses of its two operating subsidiary corporations, Laurentian and AEN.

NINE MONTHS ENDED SEPTEMBER 30, 2008
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

There was consulting income of $75,000 from the previously mentioned Peacock Productions agreement for the nine months ended September 30, 2008 and cost of sales of $6,166. For the same nine months ended September 30, 2007 the Company had no revenue or cost of sales. There was no other sales or costs of sales of cosmetics for the nine month period ended September, 2008 and 2007 primarily as a result of re-focusing its energies and resources into the development and implementation of AEN’s and Laurentian’s operations.

Selling, general and administrative expenses increased from $240,802 for the nine month period ended September 30, 2007 to $731,230 for the nine month period ended September 30, 2008 due to costs associated with the AEN operations.

Other income (expenses) for the nine months ended September 30, 2008 decreased to $19,893 from $30,958 for the nine month period ended September 30, 2007. The change was due to lower returns from interest and dividends as compared to last year.

Net loss increased from $209,306 for the nine month period ended September 30, 2007 to $642,503 for the nine month period ended September 30, 2008, due to the above analysis of Income and Expenses.

Current Assets

Cash increased from $381,479 at December 31, 2007 to $1,784,116 at September 30, 2008, primarily as a result of the private placements transacted in March 2008 and September 2008.

Total assets increased from $598,258 at December 31, 2007 to $2,659,883 at September 30, 2008, primarily as a result of the $2.5 million private placements transacted with the AEN merger and goodwill related to the AEN merger.

Current liabilities increased from $4,061 at December 31, 2007 to $133,956 at September 30, 2008, due to additional accounts payable and related party note with the president of the Company primarily as a result of the costs incurred while developing the AEN product.

Liquidity and Capital Resources

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of approximately $2.5 million from private placements of our securities received, as of September 30, 2008. Management intends to use the proceeds from the offerings towards the implementation of the business plan including the AEN products and to provide working capital for future expansion of the Company's operations.

A significant portion of our business plan relies upon our ability to successfully charge licensing and other fees to governmental agencies for our services.    The recent worldwide financial crisis, coupled with dramatic reductions in state revenues due to reduced property values and the economic downturn, creates substantial additional uncertainty in both the size and administration of governmental budgets. In turn, our business plan may be adversely affected if governmental budgets are reduced, if any limitations or restrictions are placed upon the acquisition of new products or services like ours or if expenditure priorities are changed, particularly if budgets available for emergency management services are reduced.

Should such uncertainties otherwise adversely affect the execution of our business plan; we will make appropriate adjustments to our plan, generally, and/or the execution of plan, specifically, in light of the then-available resources, existing prospects, and rapidly changing conditions.

THREE MONTHS ENDED SEPTEMBER 30, 2008
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

There was consulting income of $75,000 from the previously mentioned Peacock Productions agreement for the three months ended September 30, 2008 and cost of sales of $6,166. For the same three months ended September 30, 2007 the Company had no revenue or cost of sales. There was no other sales or costs of sales of cosmetics for the nine month period ended September, 2008 and 2007 primarily as a result of re-focusing its energies and resources into the development and implementation of AEN’s and Laurentian’s operations.

Selling, general and administrative expenses increased from $160,284 for the three-month period ended September 30, 2007 to $319,692 for the three-month period ended September 30, 2008 due to costs associated with the AEN operations.

Other income (expenses) for the three months ended September 30, 2008 decreased to $7,256 from $9,168 for the three month period ended September 30, 2007. The change was due to lower returns in interest and dividends as compared to last year.

Net loss increased from $151,043 for the three month period ended September 30, 2007 to $243,602 for the three month period ended September 30, 2008, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OUR BUSINESS PLAN RELIES ON SIGNIFICANT REVENUE FROM NATIONAL, STATE AND LOCAL GOVERNMENTS AND REDUCTION IN GOVERNMENT REVENUE COULD EFFECT OUR BUSINESS PLAN

A significant portion of our business plan relies upon our ability to successfully charge licensing and other fees to governmental agencies for our services.    The recent worldwide financial crisis, coupled with dramatic reductions in state revenues due to reduced property values and the economic downturn, creates substantial additional uncertainty in both the size and administration of governmental budgets.  In turn, our business plan may be adversely affected if governmental budgets are reduced, if any limitations or restrictions are placed upon the acquisition of new products or services like ours (such as a “freeze” on new products or services) or if expenditure priorities are changed, particularly if budgets available for emergency management services are reduced.    We believe that our services provide a key benefit to emergency managers and the general public,  and that we will ultimately be able to successfully market our services on a widespread basis  but we have no control over general economic conditions or the administration of public funds, so the actual timing of the rate of adoption is subject to additional uncertainty. Should such uncertainties otherwise adversely affect the execution of our business plan, we will make appropriate adjustments to our plan, generally, and/or to the execution of our plan, specifically, in light of the then-available resources, existing prospects, and rapidly changing conditions.   By way of example, if our adoption rates in the governmental sector are significantly reduced, we may elect to curtail the growth of our operations, divert more resources toward the pursuit of private sector (rather than governmental) licensees, adjust the pricing or terms of our offerings, or any combination of the foregoing.   In anticipation of the potential for a reduction in the short-term revenue from our services, particularly from our governmental prospects, we have already scaled back expenditures beyond previously planned levels.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. CHANGES IN SECURITIES AND REGISTRANT PURCHASES OF EQUITY SECURITIES

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions the net proceeds to the Company were approximately $915,000. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Beginning June 18, 2008, the Company accepted subscriptions for 9,915,943 shares of common stock, at a price of $.17 per share, resulting in gross proceeds of One Million six hundred seventy-one thousand seven hundred and ten Dollars ($1,671,710). After legal costs and commissions the net proceeds to the Company were approximately $1,559,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933. (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act, and (e) the Investors represented that were not U.S. citizens or entities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

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

BRAMPTON CREST INTERNATIONAL INC.

Date: November 14, 2008	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: November 14, 2008	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer