Form 10-Q/A
period 2008-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2008-11-26
CIK 1321002

U.S. Securities and Exchange Commission
Washington, D.C. 20549
___________________
FORM 10-Q/A (Amendment No. 1)
____________________

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act

For the transition period from N/A to N/A
____________________

Commission File No. 000-1321002
____________________

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 25, 2008
Common stock, $0.001 par value	221,198,881

EXPLANATORY NOTE:

On November 10, 2008, management of Brampton Crest International, Inc. (the “Company”) concluded that its financial statements for the three months ended March 31, 2008 and 2007, which are included in its Form 10-Q for the quarter ended March 31, 2008, did not properly account for goodwill, accounts payable, prepaid assets, loans due to officers and stockholders’ equity as of March 31, 2008 in accordance with United States generally accepted accounting principles.

The Company identified an error in the calculation of goodwill which resulted in an overstatement of the Company’s assets and stockholders’ equity. The Company filed a Form 8K dated November 12, 2008 further detailing the change and adjustments to be made to the quarter ended balance sheet. None of the adjustments had an effect on the condensed consolidated statements of operations. The error resulted from recording the issuance of the Company’s common stock to AEN members at the stock’s estimated fair value, which resulted in an overstatement of the estimated recoverable value of recorded goodwill of approximately $6.9 million.  The Company restated its financial statements for the quarter ended March 31, 2008, to record goodwill on the acquisition at the excess of the book value of the  consideration given (i.e., the common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired.   Additional liabilities recorded in the amended Form 10Q totaled $121,175 in accounts payable and loan due to officer. As a result of these changes the restated amount of goodwill on the business combination was $415,748.

Management is herby restating its financial statements for the quarterly period ended March 31, 2008 to correct the errors and to reflect the changes noted above.

BRAMPTON CREST INTERNATIONAL INC.

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q/A. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2007 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS-RESTATED

	(Unaudited)
	March 31,	December 31,
	2008	2007
	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,251,054	$381,479
Note receivable	-	204,337
Total current assets	1,251,054	585,816
PROPERTY AND EQUIPMENT
Website development	91,118	-
Computer and software	1,152	848
Leasehold improvement	1,500
Accumulated depreciation	(14,952)	(28)
Total property and equipment	$78,818	$820
OTHER ASSETS
Prepaid acquisition costs	-	11,622
Trademarks	10,650	-
Deposits	2,250	-
Goodwill	415,748	-
Total Other Assets	$428,648	11,622
TOTAL ASSETS	$1,758,520	$598,258
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$101,743	$4,061
Due to Officer	95,926	-0-
TOTAL LIABLILITIES	197,669	4,061
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2008 and December 31, 2007	$-	$-

Common stock, $.001 par value; 950,000,000 shares authorized, 161,518,764 and 51,518,764 shares issued and outstanding at March 31, 2008 and December 31, 2007	161,518	51,518
Additional paid-in capital	2,489,581	1,589,900
Accumulated deficit	(1,090,248)	(1,047,221)
Total stockholders' equity	1,560,851	594,197
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,758,520	$598,258

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

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-RESTATED
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,027)	$(34,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	60
Changes in operating assets and liabilities:
Decrease in:
Inventory	—	133
Accounts payable and accrued expenses	(10,149)	(8,053)
Net Cash Provided By (Used In) Operating Activities	(53,176)	(41,950)
Net Cash Provided By Investing Activities
Fixed Assets Purchased	(12,279)	—
Cash acquired at acquisition	19,349
Net Cash Used In Investing Activities	7,070	—
Net Cash Provided by Financing Activities
Private Placement-Net of expenses	915,681	—
Net Cash Provided by Financing Activities	915,681

NET DECREASE IN CASH AND CASH EQUIVALENTS	869,575	(41,950)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,479	864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,251,054	$822,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$61,194
Cash acquired at acquisition	19,349
Other assets	12,900
Loan payable	(204,337)
Officer loan	(95,926)
Accounts Payable	(108,928)
Goodwill	415,748
Common stock issued for acquisition	$100,000	$

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ADOPTION OF SFAS 154: ACCOUNTING CHANGES AND ERROR CORRECTIONS

The Company has adopted SFAS 154-Accounting Changes and Error Corrections as a result of recording the issuance of the Company’s common stock to AEN members at the stock’s estimated fair value, which resulted in an overstatement of the estimated recoverable value of recorded goodwill of approximately $6.9 million.  The Company restated its financial statements for the quarter ended March 31, 2008, to record goodwill on the acquisition at the excess of the book value of the  consideration given (i.e., the common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired.   These units have been subsequent revalued as part of the recapitalization and the accounting effect of the issuance of shares and goodwill was reversed and has been adjusted on the Company’s restated financial statements for the quarter ended March 31, 2008.

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007 (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the adjustments that were made to the originally reported amounts on the balance sheet at March 31, 2008:

Brampton Crest International, Inc.
Consolidated Condensed Balance Sheet (Restated)
Quarter Ended March 31, 2008

	As Reported	Adjusted	As Restated
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,251,054	$-	$1,251,054
Total Current Assets	1,251,054	-	1,251,054
Website development	91,118	-	91,118
Computer and software	1,152	-	1,152
Leasehold improvements	1,500	-	1,500
Property and Equipment	93,770	-	93,770
Accumulated Depreciation	(14,952)	-	(14,952)
Total Property and Equipment	78,818	-	78,818
Deposits and Prepaid Expenses	2,250	-	2,250
Trademarks	10,650		10,650
Goodwill	7,295,850	(6,880,102)	415,748
Total Other Assets	7,308,750	(6,880,102)	429,925
TOTAL ASSETS	$8,638,622	$(6,880,102)	$1,758,520
LIABILITIES AND STOCKHOLDERS' EQUITY			-
Accounts Payable	$77,771	$23,972	101,743
Due to Officer	-	95,926	95,926
Total Current Liabilities	77,771	119,898	197,669
TOTAL LIABILITES
Stockholders' Equity			-
Common Stock	161,518	-	161,518
Additional Paid in capital	9,489,581	(7,000,000)	2,489,581
Accumulated Deficit	(1,090,248)	-	(1,090,248)
Total Stockholders' Equity	8,560,851	(7,000,000)	1,560,851
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,638,622	$(6,880,102)	$1,758,520

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

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007 (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2008 acquisition and acquired assets and liabilities assumed as of March 19, 2008:

Goodwill	$415,748
Cash	19,349
Fixed assets	61,194
Other assets	12,900
Accounts payable	(108,928)
Officer advances	(95,926)
Loan payable	(204,337)
Common stock issued	$100,000

When fully deployed, America's Emergency Network will link Emergency Operations Centers (EOC's) in cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007 (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company phased out its former operations (consisting of the marketing and sale of consumer personal care products) during the second quarter of 2008. The Company has completely re-focused its energies and resources into the development of the businesses of its two operating subsidiary corporations, Laurentian and AEN. Prior to that revenue for the cosmetics and non-prescription dermatology products was generated through the use of one independent sales consultant, who covered Florida. The consultant has been terminated and as sales have been continuously lackluster, the Company has decided to re-focus its energies and resources into the development of AEN and Laurentian’s operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, the Company had cash equivalents in the amount of approximately $1,251,000 and $381,000 respectively, all in low risk investments.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. AEN extends credit generally without requiring collateral. Laurentian may require collateral from its customers; however, Laurentian’s primary business is making secured short and medium term loans, not periodically extending trade credit in connection with the sale of other products or services. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had accounts receivable of $76,438 at September 30, 2008 and -0- at December 31, 2007

AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc., pursuant to which AEN is to provide its expertise and experience on engineering and meteorological issues to Peacock and NBC News. The agreement, which commenced as of July 21, 2008 and continues through February 28, 2009, contemplates close and regular interaction between AEN and NBCU and seeks AEN’s advice with respect to matters such as growth opportunities in programming and technology. The agreement calls for Peacock to pay AEN $7,500 per month for consulting services. The entire accounts receivable balance outstanding at quarter end is for this contract.

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

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007 (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007 (CONTINUED)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007 (CONTINUED)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007 (CONTINUED)

NOTE 5 - COMMON STOCK (CONTINUED)

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

Aside from AEN, there is no standardized, dedicated and secure distribution infrastructure for disseminating critical information and instructions issued by local, state and federal emergency management agencies that overcomes the delays and incomplete-distribution limitations of the everyday news-coverage system. Local municipalities are especially handicapped by the current system because of the practical and physical limitations intrinsic to covering news. For example, even major television stations do not have enough crews to cover the news briefings that would be held in every municipality in their coverage area after a regional disaster. However, during an emergency, each mayor or emergency manager has valuable information to dispense – information that could be critical to the health and safety of the residents in his/her area of responsibility – and the volume of information that needs to be effectively communicated has no relation to the number of reporters or crews the local television stations has available. (This is particularly true given the aggressive staffing cuts made at the local television level and at newspapers and their websites in recent years.) AEN fills this large and growing gap in the system. All municipalities, regardless of their size, will be able to participate in the AEN emergency-information distribution system, and feeds will be accessible by media outlets without regard to the availability of reporters, crews or field resources.

With AEN, for the first time emergency managers will have a direct, always-on satellite connections to the media and the public. With AEN, broadcast television stations, online newspapers, cellular carriers and other key media partners will have the ability to receive live video feeds of news briefings from government agencies – as they occur – in broadcast quality and all without the need to deploy reporters, camera crews or satellite equipment. The general public will receive the same briefings along with emergency bulletins via the internet and, eventually, on dedicated cable, satellite and broadcast television channels (AEN-TV). Additionally, the same distribution backbone will be used to develop a for-profit, parallel system to distribute emergency information for non-governmental organizations (such as universities and health-care organizations) and for private businesses.

Beta deployments of the AEN Network already are installed and operating in nine (9) Florida governmental agencies, and an additional four (4) installations are scheduled to be implemented during the fourth quarter of 2008. During Tropical Storm Fay and Hurricanes Gustav, Hanna and Ike, governmental emergency management personnel successfully used AEN to broadcast messages from the governor of Florida and other public officials. This included storm forecasts, evacuation plans, school closings, shelter locations and other critical information. Applicable localized information was carried live by the South Florida Sun-Sentinel (www.sunsentinel.com), the Florida Times-Union (www.jacksonville.com), the Miami Herald (www.miamiherald.com), and the Fort Myers News-Press (www.news-press.com). Though neither AEN nor any of these news sites actively promoted or advertised AEN’s feeds to the public, except on the AEN’s and the news-sites’ home pages, the information nonetheless was widely viewed. Initial feedback throughout the beta has been very positive from our governmental and media partners, and we have received several inquiries from additional governmental agencies, media outlets and private companies interested in utilizing our service – both in and out of Florida.In spite of the favorable response to our beta program, our projected rate of revenue growth may be adversely affected by the current downturn in the overall economy; however, management remains optimistic and believes that overall future anticipated demand for our services will continue to be robust. The management acknowledges that the economic downturn has created uncertainty in both the size and administration of governmental budgets. To that end, the Company is working with governmental entities whose budgets have been affected to identify and acquire additional sources of funding, as necessary, to install and maintain the AEN system.

During the quarter ended September 30, 2008, AEN was also nominated for ITFlorida’s Government Technology Leadership award, and ultimately was awarded first place during a ceremony on October 6, 2008. AEN was presented the first place prize during a ceremony that included recognition from several prominent governmental figures, including an administrator for the SBA and Senator Bill Nelson. ITFlorida is a state umbrella organization comprised of public and private technology leaders and includes advocates for sound public policy to the Governor, the Legislature and Enterprise Florida on issues and initiatives.

In addition to the continued development of its network and the successful conduct of its initial beta testing, significant progress also was achieved in other areas during the quarter ended September 30, 2008, both strategically and operationally.

AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc., pursuant to which AEN is to provide to Peacock its expertise and experience on engineering and meteorological issues. In return, AEN is provided with a revenue stream and an opportunity to actively explore new potential uses and deployments of the AEN network with industry leading, world-class brands. The agreement, which commenced on July 21, 2008 and continues through February 28, 2009, contemplates close and regular interaction between AEN and NBCU, and seeks AEN’s advice with respect to matters such as growth opportunities in programming and technology. In addition, the agreement explicitly acknowledges the parties’ intent to enter into good faith negotiations concerning the possible integration of AEN technology into the NBC and/or its affiliated companies, though neither party is under any firm commitment to do so.

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

Current Assets

Cash increased from $381,479 on December 31, 2007 to $1,251,054 on March 31, 2008, primarily as a result of the $1 million private placement transacted with the AEN merger

Total assets increased from $598,258 on December 31, 2007 to $1,758,520 on March 31, 2008, primarily as a result of goodwill from the merger with AEN and private placement in the current quarter.

Current liabilities increased from $4,061 on December 31, 2007 to $197,669 on March 31, 2008, due to the additional accounts payable incurred by AEN prior to the merger in the current quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31 2008, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davie, Florida, on November 25, 2008.

BRAMPTON CREST INTERNATIONAL INC.

Date: November 25, 2008	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: November 25, 2008	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer