Form 10-Q/A
period 2008-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2008-11-26
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q/A (Amendment No. 1)

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

EXPLANATORY NOTE:

On November 10, 2008, management of Brampton Crest International, Inc. (the “Company”) concluded that its financial statements for the six months ended June 30, 2008 and 2007, which are included in its Form 10-Q for the quarter ended June 30, 2008, did not properly account for goodwill, accounts payable, prepaid assets, loans due to officers and stockholders’ equity as of June 30, 2008 in accordance with United States generally accepted accounting principles.

The Company identified an error in the calculation of goodwill which resulted in an overstatement of the Company’s assets and stockholders’ equity. The Company filed a Form 8K dated November 12, 2008 further detailing the change and adjustments to be made to the quarter ended balance sheet. None of the adjustments had an effect on the condensed consolidated statements of operations. The error resulted from recording the issuance of the Company’s common stock to AEN members at the stock’s estimated fair value, which resulted in an overstatement of the estimated recoverable value of recorded goodwill of approximately $6.9 million.  The Company restated its financial statements for the quarter ended June 30, 2008, to record goodwill on the acquisition at the excess of the book value of the  consideration given (i.e., the common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired.   Additional liabilities recorded in the amended Form 10Q totaled $95,926 in accounts payable and loan due to officer. Also deposits and prepaid expenses increased by $1,278 as a result of the restatement. As a result of these changes the restated amount of goodwill on the business combination was $415,748.

Management is herby restating its financial statements for the quarterly period ended June 30, 2008 to correct the errors and to reflect the changes noted above.

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

Brampton Crest International, Inc.
Condensed Consolidated Balance Sheet (Restated)
Unaudited

	June 30,	December 31,
	2008 (As Restated)	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,081,358	$381,479
Notes receivable	-	204,337
Total Current Assets	1,081,358	585,816
Property and Equipment:
Website development	204,955	-
Conference display	8,559	-
Computer and software	5,560	848
Leasehold improvements	1,500	-
Equipment Off-site	106,367	-
Total Property and Equipment	326,941	848
Accumulated Depreciation	(46,350)	(28)
Total Property and Equipment	280,591	820
OTHER ASSETS
Deposits and Prepaid Expenses	39,278	11,622
Trademarks	10,650	-
Goodwill	415,748	-
Total Other Assets	465,676
TOTAL ASSETS	$1,827,625	$598,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$30,887	$4,061
Due to Officer	95,926	-
Total Current Liabilities	126,813	-
TOTAL LIABILITIES	126,813	4,061
STOCKHOLDERS EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, $.001 par value; 950,000,000 shares authorized, 198,264,660 and 51,518,764 shares issued and outstanding at June 30, 2008 and December 31, 2007	198,285	51,518
Additional paid in capital	2,888,614	1,589,900
Accumulated deficit	(1,386,087)	(1,047,221)
Total Stockholders' Equity	1,700,812	594,197
	$1,827,625	$598,258

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
SALES	$-0-	$	- 0-	$-0-	$-0-
COST OF SALES	-0-		-0-	-0-	-0-
GROSS PROFIT	-0-		-0-	-0-	-0-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	356,978		33,845	411,538	80,424
LOSS FROM OPERATIONS	(356,978)		(33,845)	(411,538)	(80,424)

OTHER INCOME (EXPENSE)
INTEREST INCOME/EXPENSE	1,104		10,067	12,637	22,270
LOSS ON DISPOSAL OF FIXED ASSETS	-		(480)	-	(480)
TOTAL OTHER INCOME (EXPENSE)	1,104		9,587	12,637	21,790
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(355,874)		(24,258)	(398,901)	(58,634)
INCOME TAX PROVISION	-		-	-	-
NET LOSS FROM CONTINUED OPERATIIONS	(355,874)		(24,258)	(398,901)	(58,634)
INCOME FROM DISCONTIUED OPERATIONS NET OF INCOME TAX BENEFIT OF $0 IN 2007			85		371
NET LOSS	(355,874)		(24,173)	(398,901)	(58,263)
LOSS PER SHARE-
BASIC AND DILUTED LOSS PER SHARE:
CONTINUING OPERATIONS	(0.00)		(0.00)	(0.01)	(0.00)
DISCONTINUED OPERATIONS	(0.00)		(0.00)	(0.00)	(0.00)
NET LOSS PER SHARE	(0.00)		(0.00)	(0.01)	(0.00)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	125,009,511		51,518,710	88,264,111	51,518,710

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc.
Condensed Consolidated Statement of Cash Flows (restated)
(Unaudited)

	Six Months Ended
	June 30,
	2008 (As Restated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(398,901)		(58,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,398		120
Changes in operating assets and liabilities:			480
Decrease (Increase) in:
Inventory	-0-		94
Prepaid expenses and deposits	(48,650)
Accounts payable and accrued expenses	1,177		(18,607)
Net Cash (Used) In Operating Activities	(414,976)		(76,176)
Net Cash Provided By Investing Activities
Fixed Assets Purchased	(249,975)		-
Cash acquired at acquisition	19,349		-
Net Cash Used In Investing Activities	(230,626)		-
Net Cash Provided by Financing Activities
Proceeds from Sale of Common Stock, net of expenses	1,345,481		-

Net Cash Provided by Financing Activities	1,345,481		-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	699,879		(76,176)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,479		864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,081,358		788,500
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$61,194		-
Cash acquired at acquisition	19,349
Other assets	12,900		-
Loan payable	(204,337)		-
Officer loan	(95,926)
Accounts Payable	(108,928)
Goodwill	415,748		-
Common stock issued for acquisition	$100,000	$

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ADOPTION OF SFAS 154: ACCOUNTING CHANGES AND ERROR CORRECTIONS

The Company has adopted SFAS 154-Accounting Changes and Error Corrections as a result of recording the issuance of the Company’s common stock to AEN members at the stock’s estimated fair value, which resulted in an overstatement of the estimated recoverable value of recorded goodwill of approximately $6.9 million.  The Company restated its financial statements for the quarter ended June 30, 2008, to record goodwill on the acquisition at the excess of the book value of the  consideration given (i.e., the common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired.   These units have been subsequent revalued as part of the recapitalization and the accounting effect of the issuance of shares and goodwill was reversed and has been adjusted on the Company’s restated financial statements for the quarter ended June 30, 2008.

BRAMPTON CREST INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the adjustments that were made to the originally reported amounts on the balance sheet at June 30, 2008

Brampton Crest International, Inc.
Consolidated Condensed Balance Sheet (Restated)
Quarter Ended June 30, 2008

	As Reported	Adjusted	As Restated
ASSETS	(Unaudited)		(Unaudited)
Current Assets:
Cash and Cash Equivalents	$1,081,358	$-	$1,081,358
Total Current Assets	1,081,358	-	1,081,358

Website development	204,955	-	204,955
Conference display	8,559	-	8,559
Computer and software	5,560	-	5,560
Leasehold improvements	1,500	-	1,500
Equipment Off-site	106,367	-	106,367
Property and Equipment	326,941	-	326,941
Accumulated Depreciation	(46,350)	-	(46,350)
Total Property and Equipment	280,591	-	280,591
Deposits and Prepaid Expenses	38,000	1,278	39,278
Trademarks	10,650		10,650
Goodwill	7,321,100	(6,905,352)	415,748
Total Other Assets	7,369,750	(6,904,074)	465,676
TOTAL ASSETS	$8,731,699	$(6,904,074)	$1,827,625
			-
LIABILITIES AND STOCKHOLDERS' EQUITY			-
Accounts Payable	$30,887	$-	30,887
Due to Officer	-	95,926	95,926
Total Current Liabilities	30,887	95,926	126,816
TOTAL LIABILITES
Stockholders' Equity			-
Common Stock	198,285	-	198,285
Additional Paid in capital	9,888,614	(7,000,000)	2,888,614
Accumulated Deficit	(1,386,087)	-	(1,386,087)
Total Stockholders' Equity	8,700,812	(7,000,000)	1,700,812
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,731,699	$(6,904,074)	$1,827,625

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

NOTE 3 – RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

NOTE 3 – RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

Beginning June 18, 2008, the Company accepted subscriptions for 9,915,943 shares of common stock, at a price of $.17 per share, resulting in gross proceeds of One Million six hundred seventy-one thousand seven hundred and ten Dollars ($1,671,710). After legal costs and commissions the net proceeds to the Company were approximately $1,620,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933. As of June 30, 2008 approximately $430,000 has been received.

COMMON STOCK OUTSTANDING

As of June 30, 2008 and December 31, 2007, 950,000,000 shares of common stock were authorized at a par value of $.001 per share. As of the respective dates, the Company had 198,264,660 and 51,518,764 shares issued and outstanding.

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

		Weighted
		Average
	Warrants	Price

Balance, 12/31/06	51,100,000	$.001
Activity:
1/1/07 to 12/31/07	—	—
Activity 1/1/08-6/30/08-Warrants exercised	(25,700,000)	.001
Balance, 6/30/08	25,400,000	$.001

NOTE 6 - ACQUISITIONS

The summarized unaudited pro forma financial information for the six months ended June 30, 2008 and 2007 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:

	Six Months Ended
	June 30,	June 30,
	2008	2007
SALES	$-0-	$-0-
COST OF SALES	-0-	-0-
GROSS PROFIT	-0-	-0-
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	436,788	80,424
LOSS FROM OPERATIONS	(436,788)	(80,424)
OTHER INCOME
LOS ON DISPOSAL OF FIXED ASSETS	-0-	(480)
INTEREST INCOME/INTEREST EXPENSE	(12,637)	22,270
TOTAL OTHER INCOME	(12,637)	21,790
LOSS BEFORE INCOME TAXES	(424,151)	(58,634)
INCOME TAX PROVISION	—	—
NET LOSS FROM CONTINUED OPERATIONS	$(424,151)	$(58,634)
INCOME FROM DISCONTINUED OPERATIONS	-0-	371
NET LOSS	$(424,151)	$(58,263)
LOSS PER SHARE -
BASIC AND DILUTED	$(.00)	$(.00)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	164,963,154	151,518,710

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

Beginning June 18, 2008, the Company accepted subscriptions for 9,915,943 shares of common stock, at a price of $.17 per share, resulting in gross proceeds of One Million six hundred seventy-one thousand seven hundred and ten Dollars ($1,671,710). After legal costs and commissions the net proceeds to the Company were approximately $1,620,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933. As of June 30, 2008 $430,400 has been received.

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

Beta deployments of the AEN Network already are installed and operating in nine (9) Florida governmental agencies, and an additional four (4) installations are scheduled to be implemented during the fourth quarter of 2008. During Tropical Storm Fay and Hurricanes Gustav, Hanna and Ike, governmental emergency management personnel successfully used AEN to broadcast messages from the governor of Florida and other public officials. This included storm forecasts, evacuation plans, school closings, shelter locations and other critical information. Applicable localized information was carried live by the South Florida Sun-Sentinel (www.sunsentinel.com), the Florida Times-Union (www.jacksonville.com), the Miami Herald (www.miamiherald.com), and the Fort Myers News-Press (www.news-press.com). Though neither AEN nor any of these news sites actively promoted or advertised AEN’s feeds to the public, the information nonetheless was widely viewed. Initial feedback throughout the beta has been very positive from our governmental and media partners, and we have received several inquiries from additional governmental agencies, media outlets and private companies interested in utilizing our service – both in and out of Florida.Our projected rate of revenue growth may be adversely affected by this downturn; however, management remains optimistic that overall future anticipated demand for our services will be largely unaffected.

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

In addition, during the quarter ended September 30, 2008 AEN made two strategic hires, adding over 40 years of additional experience to AEN’s management team. The new hires each bring a significant amount of experience in scaling growth oriented companies, generally, and in the creation, development, licensing, distribution and protection of digital content, specifically. With these additions to the management team, AEN founders Bryan Norcross and Max Mayfield will be able to more effectively delegate day-to-day managerial responsibilities and focus on matters more directly related to the expansion of the Company’s business and the achievement of the Company’s strategic goals and vision. Subject to resource availability and general business conditions, AEN plans on continuing to build its team as it works toward emerging from a developmental stage beta to a revenue-generating platform, particularly in the areas of sales, marketing and engineering, with a focus on content acquisition and content distribution.

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

Total assets increased from $598,258 at December 31, 2007 to $1,827,625 at June 30, 2008, primarily as a result of the $1.5 million private placement transacted with the AEN merger and goodwill related to the AEN merger.

Current Liabilities

Current liabilities increased from $4,061 at December 31, 2007 to $126,816 at June 30, 2008, due to additional accounts payable primarily as a result of liabilities assumed with the AEN merger and the costs incurred while developing the AEN product.

Liquidity and Capital Resources

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of approximately $1,345,481 million from private placements of our securities received as of June 30, 2008. In addition, as previously discussed, the Company still has a private placement in process for an additional amount of approximately $2.1 million. Management intends to use the proceeds from the offering and the additional stock sales towards the implementation of the business plan including the AEN products and to provide working capital for future expansion of the Company's operations.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2008, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

Beginning June 18, 2008, the Company began accepting subscriptions for up to approximately 14,705,882 shares of common stock, at a price of $.17 per share, resulting in gross proceeds of Two Million Five Hundred Thousand Dollars ($2,500,000). After legal costs and commissions the net proceeds to the Company are anticipated to be approximately $2,250,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of regulation D of the Securities Act of 1933 based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933, (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act, and (e) the Investors represented that were not U.S. citizens or entities.

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