Form 10-K
period 2008-12-31
BRAMPTON CREST INTERNATIONAL INC
filed 2009-04-01
CIK 1321002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

BRAMPTON CREST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-1321002	30-0286164
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4700 Biscayne Blvd. Suite 500, Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code:  (305)722-4800

12515 Orange Drive, Suite 814, Davie, FL 33330

(Former name or former address, if changed since last report)

 Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $13,311,000. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at March 30, 2009, there were  222,054,881 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference
None

Brampton Crest International, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Brampton Crest International, Inc. or on Brampton Crest International, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Brampton Crest International, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Brampton Crest International, Inc.'s business and financial performance. Moreover, Brampton Crest International, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Brampton Crest International, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Brampton Crest International, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

Unless otherwise noted, references in this Form 10-K to “Brampton” the “Company,” “we,” “our” or “us” means Brampton Crest International,  Inc., a Nevada corporation.

Corporate History

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

On September 11, 2007 Laurentian entered into a promissory note and loaned $200,000 to America’s Emergency Network, LLC (AEN). The note was due the earliest of September 25, 2008 or when AEN entered into a private placement of at least $1,000,000. The loan carried an annual interest rate of 12% and was to be used for operating expenses excluding officer salaries and distributions. The loan was collateralized by the assets of AEN . On March 24, 2008 the Company consummated the private placement subsequent to the acquisition of AEN, LLC. The private placement is described below.

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

General Overview

The Company originally was engaged in the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing, the Company already had lost substantially all of its assets to a creditor, and business activities were reduced to a minimum.

The Company phased out its former operations (consisting of the marketing and sale of consumer personal care products) during the second quarter of 2008.  Prior to that, revenue for the cosmetics and non-prescription dermatology products was generated through the use of one independent sales consultant, who covered Florida. The consultant has been terminated and, as sales were continuously lackluster, the Company has completely re-focused its energies and resources into the development of the businesses of its two operating subsidiary corporations, Laurentian and America’s Emergency Network (AEN).

1.0 AEN Business Summary

AEN has developed a technology and built a network to distribute emergency information from emergency operation centers and other government entities to the general public, the media, first responders, and other government agencies. AEN is designed to be the communications system that emergency managers use when urgent information needs to be dispensed, thus filling critical voids in the nation’s emergency communications system.  Designed by Bryan Norcross, until recently CBS News’ hurricane analyst, and Max Mayfield, immediate past director of the National Hurricane Center, the AEN system will be the conduit that emergency managers and other government officials responsible for disaster preparation, response and recovery will use to get video news briefings containing life saving instructions to the media and directly to the public.

America's Emergency Network links Emergency Operations Centers (EOCs) in state capitals, cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other government agencies.  The satellite-based system sends video feeds of news briefings by emergency officials and critical text bulletins issued by any EOC to all users instantly.  The satellite-based system is designed to operate before and after disasters, even when telephone, cell phone and terrestrial internet systems have failed.  In addition, during short-fuse emergencies (tanker accidents, bio-hazards, etc.), America's Emergency Network provides an instant communications link directly to all subscribing media outlets.  Critical information reaches the public much sooner because all subscribing media outlets receive the video feeds instantly and simultaneously.

Aside from AEN, there is no standardized, dedicated and secure distribution infrastructure for disseminating critical information and instructions issued by local, state and federal emergency management agencies that overcomes the delays and incomplete-distribution limitations of the everyday news-coverage system. Local municipalities are especially handicapped by the current system because of the practical and physical limitations intrinsic to covering news.  For example, even major television stations do not have enough crews to cover the news briefings that would be held in every municipality in their coverage area after a regional disaster. During an emergency, however, each mayor or emergency manager has valuable information to dispense – information that could be critical to the health and safety of the residents in his/her area of responsibility – and the volume of information that needs to be effectively communicated has no relation to the number of reporters or crews the local television stations has available.  (This is particularly true given the aggressive staffing cuts made at the local television level and at newspapers and their websites in recent years.)  AEN fills this large and growing gap in the system. All municipalities, regardless of their size, will be able to participate in the AEN emergency-information distribution system, and feeds will be accessible by media outlets without regard to the availability of reporters, crews or field resources.

With AEN, for the first time emergency managers will have direct, always-on satellite connections to the media and the public.  With AEN, broadcast television stations, online newspapers, cellular carriers and other key media partners will have the ability to receive live video feeds of news briefings from government agencies – as they occur – without the need to deploy reporters, camera crews, or satellite equipment.  The general public will receive the same briefings via the internet and, eventually, on dedicated cable, satellite, and broadcast television channels (AEN-TV).  Additionally, the same distribution backbone will be used to develop a for-profit, parallel system to distribute video feeds from non-governmental organizations (such as universities and health-care organizations) and for private businesses.

Beta deployments of the AEN Network already are installed and operating in ten (10) Florida governmental agencies, and additional installations are scheduled to be completed prior to the end of Q2 of 2009.  During Tropical Storm Fay and Hurricanes Gustav, Hanna and Ike in 2008, governmental emergency management personnel successfully used AEN to broadcast live briefings from the governor of Florida and other public officials.  These broadcasts included storm forecasts, evacuation plans, school closings, shelter locations and other critical information.  Important localized information was carried live by the South Florida Sun-Sentinel (www.sunsentinel.com), the Florida Times-Union (www.jacksonville.com), the Miami Herald (www.miamiherald.com), and the Fort Myers News-Press (www.news-press.com). Though neither AEN nor any of these news sites actively promoted or advertised AEN’s feeds to the public outside of the websites, the information nonetheless was widely viewed.   Initial feedback throughout the beta program has been very positive from our governmental and media partners, and we have received several inquiries from additional governmental agencies, media outlets, and private companies interested in utilizing our service – both in and out of Florida.  The process of transitioning from beta/pilot testing into full production mode is underway and is expected to lead to enhanced revenue streams.

The underlying technology that AEN developed to inexpensively distribute video feeds from remote locations to websites and broadcast outlets has many applications outside of emergency communications.  In addition, the cost savings of the AEN video distribution system is especially attractive in the current era of shrinking budgets.  Inquiries have come from third-party companies with clients in other arenas than government.  They have asked how the broadcast media, for example, could use the AEN live-video-optimized network in their operations and to save money.  The Company has developed live video-streaming products under the AEN Live label to fit these needs.

Management is aware that recent worldwide economic events have created substantial uncertainty in both the size and administration of governmental budgets.  In spite of the favorable response to our beta program, our projected rate of revenue growth has been adversely affected by the current economic environment which is negatively affecting tax revenues in many jurisdictions.   However, our management believes that overall future anticipated demand for our services will continue to be robust.  Due to the recent budgetary changes, the Company is working with governmental entities whose budgets have been affected to identify and acquire additional sources of funding, as necessary, to install and maintain the AEN system.  In addition, the Management is pursuing other sales opportunities with entities whose budgets have not been affected as well as business opportunities outside the government sector

The Company is discussing sales partnerships with key partners in multiple sales verticals.  While still pursuing government contracts with a goal of tapping into federal funds allocated to emergency communications and communications infrastructure, in Q4 of 2008 the Company began to deploy significant resources to sales opportunities and markets that can make decisions more quickly and are especially attracted to AEN’s technology as a lower-cost alternative to their existing communications infrastructure.  In addition, AEN’s satellite backbone can carry relatively high-bandwidth video streams from locations that previously were confined to low-quality connections.

However, while an increased number of business opportunities are present, the Company is aware that less-than-projected revenue in first and second quarter of fiscal 2009 will mean that additional capitalization will be required in 2009 and is considering its options.  In addition, monthly expenditures for part-time personnel will be decreased during the period of sales development.  It is expected, however, that staffing will increase again when sales are generated and revenue increases.

During the quarter ended September 30, 2008, AEN was nominated for ITFlorida’s Government Technology Leadership award, and ultimately was awarded first place during a ceremony on October 6, 2008.  AEN was presented the first place prize during a ceremony that included recognition from several prominent governmental figures, including an administrator for the Small Business Association and Senator Bill Nelson. ITFlorida is a state umbrella organization comprised of public and private technology leaders and includes advocates for sound public policy to the Governor, the Legislature and Enterprise Florida on issues and initiatives.

In addition to the continued development of its network to adapt to a larger variety of customer requirements and configurations, and the successful conduct of its beta period, significant progress also was achieved in other areas during 2008, both strategically and operationally.

AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc., pursuant to which AEN is to provide to Peacock its expertise and experience on engineering and meteorological issues.  In return, AEN is provided with a revenue stream and an opportunity to actively explore new potential uses and deployments of the AEN network with industry leading, world-class brands including the Weather Channel. The agreement, which commenced on July 21, 2008 and continues through April 30, 2009, contemplates close and regular interaction between AEN, NBCU, and the Weather Channel, and stipulates that AEN will provide advice with respect to matters such as growth opportunities in programming and technology. In addition, the agreement explicitly acknowledges the parties’ intent to enter into good faith negotiations concerning the possible integration of AEN technology into the NBC and/or its affiliated companies, though neither party is under any firm commitment to do so.

From an operational perspective, during the quarter ended December 31, 2008, AEN transitioned to a new office space which will house its headquarters through December 1, 2009.   The new space is both cost-effective and operationally conducive to the Company’s planned growth and expansion.  Located in Miami, Florida, the new lease replaced the Company’s previous arrangement pursuant to which it shared office space with an unrelated, third-party law firm.

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

As previously noted, the Company phased out its former operations (consisting of the marketing and sale of consumer personal care products) during the second quarter of 2008.  The Company has completely re-focused its energies and resources into the development of the businesses of its two operating subsidiary corporations, Laurentian and AEN.

1.1           Mission Statement

AEN’s mission is to be recognized as the leading aggregator and distributor of critical video information from emergency operations centers and other government entities to the general public, the media, first responders, and other disaster agencies.  AEN’s robust, fail-safe, satellite-based design provides the reliability and redundancy necessary to allow critical information to flow – even after traditional communication systems (such as telephones, cell phones, and internet connections) have failed.  AEN is dedicated to the process of gathering and distributing critical information to the public before, and especially after, a disaster.

1.2           Background of the United States Emergency Communications System

Since the terrorist attacks of Sept. 11, 2001, the topic of inoperable and ineffective “emergency communications” has been heavily discussed and actively legislated in Washington, D.C.  Hurricane Katrina further highlighted systemic gaps in the communication system, and served as a stark reminder of the public safety hazards caused by ineffective and incomplete communications. Many of the communications lapses during Hurricane Katrina – particularly with respect to post-disaster information – paralleled the issues Norcross and Mayfield personally experienced during Hurricane Andrew in 1992.

The lack of effective emergency communication is partly attributable to the absence of a dedicated, emergency communications network in the United States.  For example, during a crisis, government officials generally rely on the same news-gathering and reporting systems that serve us every day.  Unfortunately, neither the technical infrastructure nor the operational systems that serve the “everyday” news cycle are designed to operate under the strain of a disaster.  Daily news gathering and reporting are frequently limited to short “sound bites,” and can be subject to several – often competing – objectives.   In contrast, emergency communications have a much more direct and refined set of goals: be immediate, be clear, and cover all important issues and affected geographic areas.  Emergency communications cannot be satisfactorily fulfilled by the traditional news-gathering framework.  This fact is confirmed every time a regional disaster stretches the capabilities of the local media beyond their ability to fully inform the public.

Aside from AEN, there is no standardized, dedicated, and secure distribution infrastructure for disseminating critical information and instructions issued by local, state, and federal emergency management agencies that overcomes the delays and incomplete-distribution limitations of the everyday news-coverage system. Local municipalities are especially handicapped by the current system because of the practical and physical limitations intrinsic to covering news.  For example, major television stations and newspaper websites do not have enough crews to cover the news briefings that would be held in every municipality in their coverage area after a regional disaster.  However, during an emergency, each mayor or emergency manager has valuable information to dispense – information that could be critical to the health and safety of the residents in his/her area of responsibility.  (This problem has been amplified by the aggressive staffing cuts being made by local media outlets.) AEN fills this large, and growing, gap in the system. All municipalities, regardless of their size, will be able to participate in the AEN emergency-information distribution system, and feeds will be accessible by media outlets without relying on the availability of reporters, crews and/or field resources.

In October 2006, Congress enacted the Warning, Alert and Response Network Act (or the WARN Act) that directed the Federal Communications Commission to establish an Advisory Committee and develop a national system of sending emergency alerts over mobile devices.  The envisioned Integrated Public Alert and Warning System (known as “IPAWS”) is in development, but has not been deployed.  The effort is one step toward improving emergency communications.  The primary goal of the WARN Act is to alert the public that an emergency situation has occurred, not to provide detailed and ongoing information about that event. In fact, the FCC has set a standard of 90 characters as the length of these alerts, meaning that only a minimal amount of information will be conveyed. Members of the public will still be required to turn to broadcast media or the internet for detailed information.

AEN will be the conduit to disseminate that critical detailed information to broadcasters and websites.  Numerous companies are in the “alerting” business, and the IPAWS project is a governmental effort directed at disseminating an alert, but to our knowledge there is no other company or agency in the business of distributing video news briefings with in-depth, emergency instructions for the public.  AEN collects and distributes the practical, detailed, and localized information that people need to understand the scope of the emergency and perhaps of more importance to quickly and reliably access post-disaster information that directly affects their lives.

1.3           Markets

The Company expects there to be two distinct markets for its products: government emergency communications and live video distribution for private companies and other entities.  Emergency news briefings are being marketed under the brand “America’s Emergency Network”.  We plan to market live video-distribution services under the brand “AEN Live”.

The Company expects the government market to grow.  Over the next several decades, the projected number of dangerous storms, natural disasters, i.e., earthquakes, tsunamis, volcanoes, tornadoes, hurricanes, and floods will create an environment in which an efficient, effective, and structured emergency communication system will become increasingly critical.  Many governmental entities – notably cities and less-populated counties – are already acutely aware of the need to have live, direct access to their constituents during emergencies created by these events and others.  At the current time, there is no organized, secure system in place to distribute official emergency news briefing by government officials to the public, the media, and other interested parties.

Since the formation of the federal Department of Homeland Security and the related security focus at all levels of government, the information gap has become more evident and acute.  Literally thousands of cities and other government entities now have an emergency operations plan, including a dedicated physical center – ranging from a room to an entire complex – used to handle emergency tasks such as evacuations and supply chain coordination.  Until AEN, however, there was no dedicated, robust communications system designed or planned to disseminate the information that these centers produce to the public and/or the media.

In addition, the private sector has developed an acute awareness that emergency planning – including emergency-communications planning – is good policy and good for business.  Many businesses have formally recognized both the human and economic benefits that accrue from having disaster-related plans and incorporating these plans throughout all levels of their organizations. Indeed, many prominent insurance companies offer discounts and other incentives relating to disaster preparedness.  This awareness provides an open door for AEN to recommend that its services be incorporated as an integral part of a complete companywide disaster-response plan. To that end, the same technology that will allow governmental agencies to reach the public before, during and after disasters will be equally effective for non-governmental agencies and private businesses.  The AEN-based system is designed to be a key component of business disaster planning.

The AEN network and underlying technology has numerous applications outside of government space.  The Company intends to market a line of video-streaming products and configurations to meet the video-distribution needs broadcasters and networks, schools and universities, healthcare facilities, churches and other private entities under the “AEN Live” label.  The AEN network combining terrestrial internet and satellite connections, which the company has designed and built over the past year, is flexible enough to be used for many applications and in many arenas.  AEN was the first company to utilize a new Hughes Network Systems satellite  which provides features and capabilities that complement the Company’s products and goals.  At this time, AEN is still the only video-streaming network built around this satellite.  The Company believes that the development process required for another company to build a similar network gives it a unique position in the marketplace.

2.0           General Company Description

2.1           Company Ownership

America’s Emergency Network, LLC was a Florida-registered limited liability company founded by Bryan  Norcross and Max Mayfield in 2007 to implement AEN.  On March 19, 2008, the Company merged into a subsidiary of the publicly traded company, Brampton Crest International, Inc. (OTBB: BRCI), and became America’s Emergency Network, Inc. (“AEN”), a Florida corporation.  AEN is a wholly owned subsidiary of Brampton Crest International, Inc. Norcross and Mayfield remain major shareholders, and the key strategic visionaries, of the company.   Norcross serves as Brampton’s and AEN’s President and Chief Executive Officer.

2.2           Company Services

The AEN network is a multi-part system that gathers, distributes, displays, and archives emergency information generated by local, state, and federal governmental agencies.  AEN does not alter or edit the content, nor does AEN provide any commentary or analysis.  Each municipality or agency remains in full control of its video that is distributed by the AEN system, and decides when (or under what conditions) to use the AEN system.  Analogous to C-SPAN’s broadcasts of raw, unedited, live video of the House and Senate proceedings, AEN disseminates emergency news briefings from any subscribing governmental entity with and instructions for the general public.

Video feeds are distributed to multiple websites.  On media sites (owned by newspapers, television stations, etc.), the public is able to view the live news briefings free of charge.  AEN will also host password-protected Web pages for the government agencies so they can conduct briefings for a closed set of people – politicians, other agencies, and/or selected members of the media, for example.  In addition, the video feeds will be recorded so they can be viewed after the news conferences have concluded.  Members of the public will have access to the full set of emergency information for their area (free, for a reasonable time after the event) even if they miss the live coverage.

Eventually, we plan to produce TV channels – local and national versions of AEN-TV –airing selected video feeds and text bulletins so those without access to the internet can readily access critical information. Local versions of AEN-TV will put a priority on any information coming from emergency management offices in the region where they are broadcast.  The national version will air the most critical feeds as designated by local emergency managers across the country.

An agency’s AEN feeds will be controlled by an easy-to-use switch control box.  Administrators use a secure login to edit the text that accompanies their video on web pages.  Each subscribing governmental entity, big and small, will be able to feed its emergency briefings to local-media websites for distribution to the public.  For private distribution, each agency will have its own secure emergency Web page on the AEN system, a site where designated media and other agencies can see live news briefings and send in questions (if the service is enabled).

The video feeds and text bulletins are distributed for free to the public on the internet via media websites.  Access to “premium” content (such as broadcast-resolution video streams – whether live, recently recorded, and/or archived) will be sold on a subscription basis to television outlets and other entities.

Additional revenue will be generated by leveraging AEN’s technology and distribution backbone for private business.  A parallel system using the same, robust communications technology is being developed for non-governmental organizations and private companies.  Universities, for example, would benefit by having an emergency Web page and notification system in case of a rare, but not impossible, event that would require immediate distribution of detailed instructions to students, faculty, parents and the media.  Health-care facilities – notably nursing homes and assisted-care centers – also would be obvious beneficiaries of the ability to communicate with the outside world (notably the relatives of residents) when traditional communications systems are non-functional.  Broadcasters and networks have a need for a less expensive system for gathering video feeds and for providing “backhaul” video to reporters at remote locations.  Many private businesses and other entities would benefit from being able to distribute video of a special briefing or event to media outlets for broadcast.  The AEN infrastructure can fill many of these needs.

2.3           Start-Up Summary: The Successful Completion of “Phase 1”

Since inception, the Company envisioned a deliberate, planned “phased” rollout of the architecture, development and subsequent deployment and monetization of the AEN network.   The phased rollout was split into three general categories:  Phase 1, consisting of proof-of-concept and beta deployment of the communications system and database; Phase 2, which includes initial monetization efforts, aggressive distribution and expansion of the network, and the expansion of the AEN infrastructure for use by private businesses; and Phase 3, which consists of the full deployment of the network, the launch of AEN-TV, and the active pursuit of all revenue sources.

Commencing in 2007, the Company pursued the goals of Phase 1, with the intent to complete that phase at the end of 2008. However, as a direct result of the combination of: the March 2008 merger transaction with Brampton Crest International, Inc. (pursuant to which AEN became a wholly-owned subsidiary of a publicly reporting entity1); prudent product development decisions, which enabled rapid deployment2; and requests from beta-test clients to use the system for real-world public distribution of their news briefings, the Company’s operational evolution accelerated, which increased the need for capital.  Phase I is expected to be completed by the second quarter of fiscal 2009.

As a result of series of innovative decisions, a working demonstration system was constructed at the AEN headquarters in Miami in early 2008, which lead to an earlier-than-envisioned deployment of the system in the field. The video capabilities of the system were successfully demonstrated in early June 2008 during the annual Florida Hurricane Exercise, when news briefings were sent from the state emergency operations center in Tallahassee to emergency managers around Florida and in Washington, DC, New York newsrooms, and other locations.  In addition, video feeds from local offices were received at the state center, demonstrating a capability not previously available; namely, to see news briefings being held at county emergency centers in real time.   Key emergency personnel of all levels took note of the clear benefits afforded by the AEN network.

1 Funds raised by AEN’s parent (Brampton Crest International, Inc.) have not been invested exclusively in the development and operation of AEN; rather, a portion of the proceeds have necessarily been spent on legal, accounting, insurance, and other costs relating to costs of regulatory compliance and the operation of the  public entity.

2 For example, instead of developing the technological backbone of the AEN system in-house, existing systems were identified that could be reconfigured to handle the tasks needed to meet the company’s goals. (For a more detailed discussion of important strategic relationships, see Section 4.3 “Strategic Alliances.”)

The success of this initial demonstration created a wave of interest from several Florida governmental agencies, leading to a rapid deployment of more beta installations. Currently, AEN systems are installed in Brevard County, Broward County, Duval County, Flagler County, the Florida Division of Emergency Management (in Tallahassee), Miami-Dade County, Putnam County, Volusia County, and the town of Islamorada in the Florida Keys. The National Hurricane Center is the next scheduled installation site.

2.4           Company Locations and Facilities

The Company is currently headquartered in Miami, Florida pursuant to a lease (with economically favorable terms) which runs through December 1, 2009.  However, the existence of numerous corporate relationships, back up facilities, and remote operations capabilities will frequently necessitate key personnel to be located elsewhere. In addition, AEN production servers (i.e. the servers that distribute AEN’s video streams) are located at the Hughes Network Systems Network Operations Center in North Las Vegas, NV, a geographical area featuring relatively little rainfall (which can affect satellite transmissions) and with a low likelihood of being affected by hurricanes or other disasters.  The center is staffed around the clock, 365 days a year with experienced engineers and has immediate access to an extensive group of field operations personnel.  The Company plans to begin the process of designing a robust and secure network operations center during 2009, which will be its base of operations in the future, perhaps with a strategic partner.

3.0           Market Analysis

Today, we are experiencing rapid growth in both the need for emergency information on a timely basis and the need to distribute video feeds less expensively than traditional methods.

In the emergency communications arena, the ability of government officials to communicate vital emergency information directly to the public, the media, government agencies, non-governmental organizations, and/or other entities is critical and challenging during a crisis.  There are three separate communications systems – each with different goals – at work in a disaster situation:

a. Intra-government communications systems

b. Public emergency alert dissemination systems

c. Public emergency information dissemination systems

3.1           Intra-Government Communications Systems

First responders need to be able to talk to each other – firemen to policemen, for example. Or, when a natural disaster knocks out traditional communications links, FEMA needs to be able to reach local officials. Numerous government initiatives are underway to link the various disaster-response agencies, and this type of agency-to-agency communication is not AEN’s focus. However, AEN provides emergency managers with a mechanism to distribute their briefings to the media when traditional communications systems have failed. Widespread dissemination of such emergency information and instructions can aid first responders – and government operations in general – as well as the general public.

3.2           Public Emergency Alert Dissemination Systems

In today’s world of iPods, satellite radio and other non-mainstream-media entertainment systems, there is an increased risk that people will not get the word that a tornado is bearing down or some other high-risk event is transpiring.  Numerous plans have been put forth by government and private companies to solve even a slice of this problem, including using the digital signals of public television stations and, of course, a variety of systems to distribute messages to cell phones.

As previously noted, the WARN Act (passed by Congress in 2006) directed the FCC to create a standard for sending short alert message via the mobile-phone SMS system.  The first step in creating that standard was issued by the FCC in April 2008. In the aggregate, the new, digital alerting systems are called the Integrated Public Alert and Warning System, or IPAWS.

These systems, real and proposed, are designed to alert the public that a high-risk event is imminent or underway, and that they should take action or seek additional information. The messages are short (the new FCC standard only allows 90 characters) and similar to a news headline or synopsis.  The systems are not designed for, nor can they carry, complex instructions, explanations, or video.

Alert FM – a product of AEN’s strategic partner Global Security Systems, LLC – is aimed at this short-form alerting part of the disaster-communications problem.  The Alert FM system can distribute these “short-form” emergency alerts, and can do so more quickly than mobile phone networks and other dissemination systems.

3. 3           Public Emergency Information Dissemination Systems

In contrast to both intra-governmental communications and the public-alert short messages described above, public emergency information dissemination systems convey the practical, detailed information and instructions that people need to understand what has happened and (of equal or more importance) what their governmental officials are instructing them to do.  America’s Emergency Network is designed to carry this critical information.  AEN provides a reliable, centralized database and distribution system for official disaster-related news briefings, and enables viewing of that information via live streaming (as the information is delivered) or by access to archives of the video streams.

Traditionally, in the United States, commercial broadcasters – radio and television – have been the main conduits for government emergency information to reach the public.  For instance, when the National Weather Service issues bulletins with important warnings about severe weather, those advisories are communicated over news-oriented media outlets, and somewhat less often on entertainment stations.  In large-scale emergencies, officials hold news conferences with instructions and information for the public.  The media disseminates the information to the extent it is able, given physical, technical, and personnel limitations. When traditional media resources are limited, which they always are after a disaster, the distribution of emergency information can be delayed or degraded. That is not the case with AEN whose distribution system is not subject to such traditional limitations.

America’s Emergency Network – on the internet and television – is designed to fill the critical need to get information from responsible officials to the public during an emergency.  Government cannot serve residents and businesses without the means to communicate with them, and those means must be robust, secure, and storm-resistant.  Without AEN, or a similar system (no others have been proposed, to our knowledge), the communications gap will continue.

In the general video-distribution arena, the Company plans to aggressively market its technology under the brand “AEN Live”.  The Company believes that its first-to-market video-streaming distribution network will give it an advantage over other companies that may come into the marketplace.  In addition, the general economic climate is putting pressure on budgets in all industries making the cost-saving aspect of AEN Live technology attractive.

4.0           Business Strategies

4.1           Strategic Overview

America’s Emergency Network was created and designed to become the primary conduit for emergency-management communications.   The robust system will continue to function when traditional emergency communications systems break down – as often happens during disasters and times of crisis.  AEN’s focus is on the technology and the communication network that distributes the video streams. We provide the means by which video feeds containing critical information and instructions are distributed by the government to the public, the media, and other agencies.  In addition, the same technology can be used to send video of a small-college football game to media outlets and the internet, among numerous other applications.

4.1.1         Operational Strategy

Media coverage of a disaster situation suffers greatly from a lack of credible information.  Reporters are, in general, rooted in one place due to the difficulty of moving around in a disaster zone.  As a result, they communicate what they see and know based on the perspective of their immediate location and secondhand reports.  At best, they receive sporadic reports from the large city halls and/or major emergency management offices, but normally they have no link with suburban or outlying areas, even if they are only a few miles away.  Sometimes, they have no access to any official information, even secondhand.

After Hurricane Katrina, this problem was acute in the smaller, lower-profile parishes and counties outside of New Orleans and coastal Mississippi.  Days went by while no reports came from those areas because all available media manpower was concentrated in the high-profile cities.  These other affected areas suffered from a communications blackout because there was no functioning infrastructure with which officials could transmit their message.  Instead, they waited for days for the media to come to them – days when no vital information from those communities was being broadcast. AEN serves all areas equally, from the biggest city to the smallest town, eliminating communications dead-zones.

When information is being distributed and stored by the AEN system, even if the media is rooted in the big cities, reporters will still have access to emergency messages from the surrounding communities. Since each municipality will have a presence on the internet, residents who have evacuated will be able to stay informed about what’s going on back home by monitoring news briefings and bulletins being “broadcast” on media websites connected via AEN to their town, county or parish’s video stream.

AEN centralizes access to critical, emergency information.  One system will distribute and store the video news briefings from wherever they originate – whether at the local, state or federal level.  AEN is designed to be used by city and county-government officials to communicate with their local media using the same infrastructure that feeds news briefings to the networks in New York and Atlanta.  Consequently, reporters in the field will be fed timely, accurate, official information that their newsrooms have received via AEN.  Everybody will be on the same page with full access to any information that emergency managers across the disaster zone are dispensing.  With AEN, access to critical information is no longer hampered by the resource limitations experienced by governmental agencies (the creators of the emergency information) and the media (the traditional distributors of emergency information).

The same underlying technology used to develop the government system can also be used to send video to websites or broadcast outlets from sporting events, conference halls, schools and universities, health-care facilities, and other fixed locations.  The cost of sending video via the AEN system is a fraction of traditional transmission costs.  This savings is accomplished by utilizing newly available dedicated-bandwidth satellite data channels, as opposes to standard, costly video transmission systems.

4.1.2         Physical Infrastructure Strategy

When a disaster occurs, the ability of government officials to communicate with the affected public is restricted by the post-event state of the technical systems of surviving local broadcasters, including the physical, electronic connections between city and county emergency management centers and the radio and television stations that cover that area.

Currently, when phone and cable lines, cellular-phone towers and the power grid are knocked out during a disaster, most emergency management offices, city halls and other functioning government agencies are isolated and unable to reach the public (either directly or through the media) with vital instructions and information.  There are a number of programs underway to ensure that government officials – fire rescue, police, FEMA, the Coast Guard, etc. – can communicate with each other (the term is “interoperability”), meaning that emergency managers will have a better picture of the disaster.  But, without a robust communications infrastructure that connects emergency operations centers to the surviving media and the public, the information and instructions they produce will most often not reach the people who need it.

The creation of the Department of Homeland Security, and the accompanying systems and procedures, have made the problem even more acute.  Now, most cities of any size have an emergency operations center where instructions and information are generated for the community.  Previously, in much of the United States, only relatively large (geographically or in population) governmental entities have had a centralized operation that activated during disasters.  The post-9/11 configuration means that full media coverage is impractical, especially in large metropolitan areas.  No news organization has the resources to send crews to every municipality.  After a disaster, 24/7 coverage of big-cities’ emergency operations centers challenges local-media resources, let alone covering all of the new suburban EOCs, of which there are likely dozens in a major metro area.  AEN is the conduit for all governments to send their video feeds to the media instead of waiting and hoping for the media to come to them.

Not all emergencies knock out communications, but even if the wires stay up, Americans are more vulnerable without a dedicated emergency communications system.  Most people don’t realize it, but if a tanker car overturns and a neighborhood needs to be evacuated, there is no system that responsible public officials can use to immediately communicate the exact boundaries, evacuation routes, shelters and other critical details to the local media, and thereby to the public.  The necessary organized, structured, direct connection between government officials and the media (and therefore the public) is missing. AEN will bridge that gap.

When hundreds of thousands of residents of the New Orleans area and southern Mississippi found themselves away from home after Hurricane Katrina, they had no access to official, local information from their hometowns. Some surviving TV and radio stations were streaming on the internet, but seeing those feeds required high-speed internet access, and, worse, those news stations did not have connections to the cut-off areas to get accurate information to pass along.

In addition, most radio stations and many TV stations have no news-gathering capabilities (they carry entertainment programming or play music 24 hours a day) and have no way to receive the detailed information from emergency operations centers so it can be relayed.  AEN solves this problem.

AEN will provide the organization, physical infrastructure and the distribution framework for government officials to instantly distribute a detailed message to the media (and therefore to the public) on a timely basis.  AEN will connect all emergency management offices to all media outlets using readily available, proven technology.  No matter how far away from the affected city the control point of the radio station might be, the station operator can receive an official notification and broadcast the emergency-information feed from the local authorities.  An operator in Dallas, for example, that is controlling a radio station in Minot, North Dakota, would know to switch to an AEN-distributed live announcement from Minot city hall at the prescribed time if there were a disaster in that station’s coverage area.  In addition, the announcement would be stored on media websites so it could be retrieved and repeated as required.

4.2           Business Development

The success of AEN’s government communications system depends on the cooperation and support of the emergency management community.  Like C-SPAN, the content on AEN will be unedited, government-generated information.  But, unlike C-SPAN where, in general, the cameras are simply showing events that would happen even if there was no coverage, the convenience and reliability of the AEN communication system will enable emergency managers to hold news briefings much more frequently than in the past.  AEN’s management has decades of experience working with emergency managers and is confident of the latter’s enthusiastic participation.  Indeed, as previously noted, there was overall positive response to our beta testing program.

During the beta-test period, the technical infrastructure of the central AEN database was assembled, tested and refined, and access to AEN-gathered emergency information was sent to a limited number of media websites.  After the initial test at the Florida Division of Emergency Management in Tallahassee, that agency generated an assessment report from input it received from inside and outside the organization.

When a critical mass of information from government entities is available in the Central Database – sufficient to sustain a viable and credible 24/7 television channel – AEN-TV will be launched.  The television channel is expected to lag full-production (as opposed to beta-test) internet distribution by more than a year while the number of emergency offices feeding into the system increases.

A secure and robust connection to television outlets will be accomplished through a private satellite IP network which is a key part of the AEN system.  Each TV station or network will need to have a 1.2 meter satellite dish and an IP receiver (purchased from AEN) to receive the broadcast-resolution streams.  Radio stations will be able to receive the audio portion of the emergency feeds by connecting to the websites that are streaming the live news briefings.  Stations which install a back-up satellite connection will continue to have access to the feeds after a disaster even if terrestrial communications systems have failed.

AEN’s decision to distribute the streams to media websites for distribution to the public will assure that the information is available during heavy traffic periods.  Media websites are already designed for large fluctuations in traffic, and distributing the streams through multiple sites will assure the demand is spread over many servers.

In addition to the government initiatives, the Company is developing products for the private marketplace.  The products are similar to or based on the government products, and have the same technological base.  In many cases the same IP network, which was especially designed for video distribution, will be utilized.  The private-enterprise products will be marketed under the brand “AEN Live”.

4.3           Strategic Alliances

In the modern world there is an ever-growing list of audio, data, and video communication devices that people use. This growing trend requires that emergency messages be distributed and delivered through a multitude of channels and in a variety of technical formats for the information to reach the general public.  This requires undertaking strategic alliances with “best of breed” communications businesses that can broaden the reach of the emergency messages, for the benefit of AEN and the public. Conversely, the AEN alliance will bring credibility, added importance and public relations benefits to the strategic partners. The Company has already developed several key alliances, and is continually in the process of developing additional such relationships.

Global Security Systems, LLC/Alert FM.  A strategic alliance is in place with Global Security Systems, LLC (GSS), the developer and marketer of Alert FM.  Alert FM operates a personal alert and messaging system that allows emergency management officials to create and send digital alerts and messages to recipients such as first responders, school officials, businesses and individuals based on geographic or organizational groupings.  Such alerts and messages might include NOAA weather warnings, evacuation instructions, homeland security notices, Amber Alerts, or school closings.  Alert FM messages can be decoded from a standard FM radio signal by an FM receiver chip inserted into mobile devices such as pagers, cell phones, home receivers, and PDAs.

The alliance between AEN and GSS/AlertFM provides a comprehensive emergency-communications solution for government agencies and other emergency-response entities.  AEN gathers the video feeds and distributes them on the internet and television; GSS/Alert FM provides the short-message alerting system for cell phones, pagers, and other devices.  In addition, Alert FM’s technology also provides a platform that, in the future, could allow iPods (or similar gadgets), DVD players, and other heretofore unconnected devices to display emergency alerts at a very low cost – literally pennies per unit.  This possibility further enhances the value of the AEN/Alert FM relationship.

Hughes Network Systems, LLC.  AEN has entered into a contract with Hughes Network Systems, LLC (HNS) to, among other things, provide IP satellite services.  Based outside of Washington, D.C., HNS is a world-recognized developer of high-speed satellite internet services, and developer of the SPACEWAY satellite.  AEN was the first customer on Hughes’ new SPACEWAY3 satellite in June 2008.  This unique state-of-the-art satellite provides a high-bandwidth channel from remote locations to the AEN Central Database and television outlets.  For the first time, broadcast-ready video can be inexpensively sent from any location via an IP feed.  The broad based, strategic relationship with HNS permits AEN to provide the benefits associated with the reliability of satellite communication and transmission (which service operates even when terrestrial  internet connections are down) and broadcast-ready feeds at a lower price than was previously possible.

VBrick Systems. The Company has developed a close and ongoing relationship with VBrick Systems, Inc., the world leader of live, online networked video solutions.  VBrick is an industry leader in providing equipment possessing the design, specifications, and capabilities necessary for emergency communications.  Specifically, VBrick provides the Company with the encoders necessary to convert analog video and audio into streams that can be then reliably distributed through AEN’s distribution network.

In the near future, the Company intends to pursue additional strategic relationships with important vendors, technology partners, and key distributors.  For example, mutually-beneficial relationships are under confidential consideration with parties who could directly benefit from access to AEN’s feed.

Employees

The Company’s team currently consists of seven (7) employees and several independent contractors.  Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion.  Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

Specifically, the Company’s initial in-house team includes decades of combined experience in website development, content licensing, the development of strategic partnerships and relationships, and also significant experience in public company operations, finance, and venture capital transactions. Given the highly successful results (and increasing demand) associated with its beta testing, the Company hired a Vice President of Sales and Marketing to oversee the post-beta rollout of the Company’s government and private-industry products, anticipated, but not guaranteed, to commence during the second quarter of 2009.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC.  In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time.  You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.  THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT.

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

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS, AND FINANCIAL CONDITION.

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects, and financial condition.

OUR BUSINESS PLAN RELIES ON SIGNIFICANT REVENUE FROM NATIONAL, STATE AND LOCAL GOVERNMENTS AND REDUCTION IN GOVERNMENT REVENUE COULD EFFECT OUR BUSINESS PLAN

A significant portion of our business plan relies upon our ability to successfully charge licensing and other fees to governmental agencies for our services.    The recent worldwide financial crisis, coupled with dramatic reductions in state revenues due to reduced property values and the economic downturn, creates substantial additional uncertainty in both the size and administration of governmental budgets.  In turn, our business plan may be adversely affected if governmental budgets are reduced, if any limitations or restrictions are placed upon the acquisition of new products or services like ours (such as a “freeze” on new products or services) or if expenditure priorities are changed, particularly if budgets available for emergency management services are reduced.    We believe that our services provide a key benefit to emergency managers and the general public,  and that we will ultimately be able to successfully market our services on a widespread basis  but we have no control over general economic conditions or the administration of public funds, so the actual timing of the rate of adoption is subject to additional uncertainty.    Should such uncertainties otherwise adversely affect the execution of our business plan, we will make appropriate adjustments to our plan, generally, and/or to the execution of our plan, specifically, in light of the then-available resources, existing prospects, and rapidly changing conditions.   By way of example, if our adoption rates in the governmental sector are significantly reduced, we may elect to curtail the growth of our operations, divert more resources toward the pursuit of private sector (rather than governmental) enterprises, adjust the pricing or terms of our offerings, or any combination of the foregoing.   In anticipation of the potential for a reduction in the short-term revenue from our services, particularly from our governmental prospects, we have already scaled back expenditures beyond previously planned levels.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this prospectus, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this prospectus, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this prospectus and in the documents incorporated by reference into this prospectus that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to small business issuers.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and operations offices are located in Miami, Florida. The  Company leases approximately 2,311 square feet of office space. The Company pays rent on a monthly basis of $4,044 per month plus sales taxes.  Also, the Company is responsible for an additional $963 per month for operating cost pass-through.  Consequently, the total lease payment is $5,007.  The lease expires on December 1, 2009.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries, or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2008.

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

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Periods	High		Low
Fiscal Year 2008
First Quarter (January – March 2008)		$.31	$	. 19
Second Quarter (April – June 2008)	$	. 30	$	. 15
Third Quarter (July – September 2008)		$.26	$	. 10
Fourth Quarter (October – December 2008)		$.15		$.02

Fiscal Year 2007
First Quarter (January – March 2007)		$.14	$	. 14
Second Quarter (April – June 2007)	$	. 07	$	. 07
Third Quarter (July – September 2007)		$.26		$.21
Fourth Quarter (October – December 2007)		$.30		$.28

On March 30, 2009, the closing bid price of our common stock was  $.03

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Madison Stock Transfer located in Brooklyn, New York.

Recent sales of unregistered securities

	Stock issued		Conversion of
Years Ended	for Cash	Cash Received	Warrants
December 31, 2007	-	-	-

December 31, 2008	70,336,171	$2,439,499	50,300,000

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required for smaller reporting Companies

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

RESULTS OF OPERATIONS

     Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2007

TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2007

Sales increased from $-0- for the year ended December 31, 2007 to $172,909 for the year ended December 31, 2008. The increase was all due to the contract with Peacock Productions as previously discussed.

Costs of Sales increased from $-0- for the year ended December 31, 2007 to $84,019 for the year ended December 31, 2008,  primarily due to costs associated with the Peacock contract and installation expenses related to the initial beta projects in Florida.

Selling, General, and Administrative  Expenses increased from $294,493 for the year ended December 31, 2007 to $1,149,996 for the year ended December 31, 2008 due to additional expenses associated with the operations of AEN. The increase primarily due to additional for employees hired  payroll and independent contractors hired by the Company. Payroll and associated costs was approximately $600,000 for the year. Professional  fees, promotional, and travel expenses incurred in 2008 for the promotion and sales of the AEN product is also part of the increase in administrative expenses.

Other Income  (Expenses) for the years ended December 31, 2008 and 2007 was $25,209 and $43,428 respectively. This income was due to interest/dividend income earned by the Company on investments and interest accrued from the AEN loan. For 2008 income was lower due to lower interest and dividend rates.

As part of the acquisition of AEN the Company had $3,415,747 of Goodwill as a result of the purchase paid for AEN and the Company being responsible for additional more liabilities than assets as part of the acquisition. As a result of the Goodwill and AEN losses for 2008 and projected cash flow for 2009 and 2010 the Company recorded an impairment loss in an amount equal to the entire goodwill amount in 2008. The impairment loss is a result of the Company’s annual impairment testing at December 31, 2008 it performs on its intangible assets. See the footnote to the financial statements for further explanation of goodwill impairment.

As a result of the above the net loss increased from a of $250,461 for the year ended December 31, 2007 to $4,451,644 for the year ended December 31, 2008 due to the above analysis of Income and Expenses.

Current Assets

Cash  increased  from $381,479 on December 31, 2007 to $1,400,058 on December 31, 2008, primarily as a result of private placements previously discussed and noted below in liquidity and capital resources.

Liabilities

Current Liabilities increased from $4,061 at December 31, 2007 to $121,317 at December 31, 2008, due to a larger amount of payables as a result of the AEN operations and $95,000 due to an officer of the Company for prior advances to AEN before the acquisition. .

Liquidity and Capital Resources

We  are  financing  our  operations  and  other  working  capital   requirements principally  from the  receipt of proceeds  from private  placements of our  securities and from interest income.

On March 24, 2008, the Company accepted subscriptions for  10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of  $1,000,000.  After legal costs and commissions the net proceeds to the Company were approximately $914,000.  No other warrants or options are associated with the stock purchase.  The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S  of the Securities Act of 1933.

During the second and third quarter of 2008, the Company accepted subscriptions for 9,915,943 shares of common stock, at a price of $.17 per share, resulting in gross proceeds of  $1,671,710.  After legal costs and commissions the net proceeds to the Company were approximately $1,526,000.  No other warrants or options are associated with the stock purchase.  The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

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

Critical Accounting Policies

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced.  Units are shipped under the terms of FOB shipping point when determination is made that collectibility is probable.  Revenues for services are recognized upon completion of the services.  For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services.  The Company follows the guidance contained in the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Stock Based Compensation

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting Companies

ITEM 8.  FINANCIAL STATEMENTS

The unaudited financial statements of the Company required pursuant to this Item 8 are included in the Annual Report on form 10-K, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

LACK OF SEGREGATION OF DUTIES

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.:

Name	Age	Positions Held and Tenure
Bryan Norcross	58	President and Chief Executive Officer,

Robert Wineberg	54	Secretary and Treasurer

Robert Adams	50	Chairman of the Board of Directors

Joseph I. Emas	54	Director

Brad Hacker	49	Director and Chief Financial Officer

The background and principal occupations of the directors and officers  of the Company are as follows:

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

Mr. Norcross received the 1993 David Brinkley Award for Excellence in Communication.  Mr. Norcross served as Honorary Chairman of the Board of the South Florida Hurricane Warning museum project in Deerfield Beach.  Mr. Norcross has a Bachelor of Science degree in Math and Physics and a Master of Science degree in Communications and Meteorology from Florida State University.  In addition, Mr. Norcross received an Honorary Doctor of Public Service degree from Florida International University.

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

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors.  In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board.  When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.   Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers, or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance With Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities.  Such officers, directors, and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and more than 10% stockholders were not complied with during the fiscal year ended December 31, 2008.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors, and employees.  Code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it is attached as Exhibit 14.1 to our annual report for December 31, 2007.

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

ITEM 11 EXECUTIVE COMPENSATION.

     The following table sets forth for the year ended December 31, 2008 and 2007 compensation awarded to, paid to, or earned by, our  Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

						Long Term Compensation
	Annual Compensation		Other Annual			Restricted Stock Options/LTIP			All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation
Bryan Norcross	President	2008	$90,000	0	0	0	0	0	0

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

PENSION BENEFITS TABLE

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

There are no existing or planned option/SAR grants.

Employment Agreements

The Company has entered into employment agreements with both Bryan Norcross and Max Mayfield commencing January 1, 2008.  The term for both agreements is until written notice of the consummation of a public or private capital contribution to, or investment in the Company, by a third party, equivalent to Five Million Dollars ($5,000,000.00) (“Trigger Event”), such Trigger Event which is set to occur on a date to be determined but in no event later than August 31, 2008 and to which the parties will then agree to enter into good faith negotiations to enter into a more formal long form employment agreement.  Bryan Norcross is to be paid a base salary of $10,000 per month and Max Mayfield is to be paid a base salary of $2,000 per month.   Both agreements are currently up for renewal and are being negotiated.  In the interim, Bryan Norcross and Max Mayfield continue to be employed on a month to month basis.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 31, 2008. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

	Number of	Percentage of
	Shares	Shares
Name and Address	Beneficially Owned (1)	Beneficially Owned (1)
Bryan Norcross(2)	25,000,000	11.1%
4700 Biscayne Blvd, Suite 500, Miami, FL 33137,

Robert Wineberg	53,200,000	23.6%
4700 Biscayne Blvd, Suite 500, Miami, FL 33137,

Robert Adams(3)	25,000,000	11.2%
4700 Biscayne Blvd, Suite 500, Miami, FL 33137,

Brad Hacker	-0-	-0-%
12515 Orange Drive, Suite 814
Davie, FL 33330

Joseph I. Emas	600,000	*
1224 Washington Avenue
Miami Beach, FL 33139

All directors and	103,800,000	45.8%
executive officers as
a group (5 persons)

RMS Associates of Broward, LLC c/o Matthew Streab	25,000,000	11.2%
4700 Biscayne Blvd, Suite 500, Miami, FL 33137,

Max Mayfield and Associates, LLC	25,000,000	11.2%
4700 Biscayne Blvd, Suite 500, Miami, FL 33137.

MB Worldwide Investments, LLC One East Broward Blvd. Suite 1010 Fort Lauderdale, FL 33301	17,576,575	7.9%

* less than 1%

(1)	Based on a total of an aggregate of 221,854, 881 shares of capital stock, consisting of 221,854,881 issued and outstanding shares of common stock and warrants to purchase -0- shares of common stock.

(2)	The shares of common stock are held in the name of Bryan Norcross Corporation of which Bryan Norcross is the controlling shareholder.

(3)	The shares of common stock are held in the name of Adams Family Company LLC of which Robert Adams is the controlling Member.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset held by Brampton Crest International, Inc. through security holdings, contracts, options, or otherwise.

Although there is no current compensation plan in existence, it is probable that the Company will adopt a plan to pay or accrue compensation to its Officers and Directors for services related to development of the company's business plan.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 950,000,000 shares of common stock, par value $ .001, and 25,00,000 shares of preferred stock, par value $ ..001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors.  Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

Madison Stock Transfer serves in the capacity of transfer agent. Their mailing address and telephone number Madison Stock Transfer is PO box 145, Brooklyn, NY 11229-0145; tel: 718-627-4453

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal 2007

(1)     Audit  Fees

The aggregate fees billed by the independent accountants for the last fiscal year for professional services for the audit of the Company's annual financial statements  and  the  review  included in the Company's Form 10-Q and services that  are  normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $25,500.

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

(4)     All  Other  Fees

There  were  no other fees charged by the principal  accountants  other  than  those  disclosed  in  (1) and (3) above.

Fiscal 2008

(1)     Audit  Fees

The aggregate fees billed by the independent accountants for the last fiscal year  for professional services for the audit of the Company's annual financial statements  and  the  review  included in the Company's Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $28,000.

(2)     Audit-Related  Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not  reported  under  Item  9  (e)(1)  of  Schedule  14A  was  NIL.

(3)     Tax  Fees

The  aggregate fees billed in each of the last two fiscal years for professional services  rendered  by the principal accountants for tax compliance, tax advise, and  tax  planning  was  $3,000.

(4)     All  Other  Fees

There  were  no other fees charged by the principal  accountants  other  than  those  disclosed  in  (1)  and  (3) above.

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

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial  statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2008fiscal year for filing with the SEC.

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

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)

3.2	Amendments to Articles of Incorporation (1)

3.1	Bylaws of the Corporation (1)

14,	Code of Ethics (1)

21	Subsidiaries (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

(1) Incorporated by reference.

(2)  Filed herein.

(a)  (3)   EXHIBITS

The  exhibits  required  to  be filed herewith by Item 601 of Regulation S-B, as described  in  the  following  index  of  exhibits,  are  incorporated herein by reference,  as  follows:

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 31st day of March, 2009

Brampton Crest International, Inc.

Date: March 31, 2009	/S/ Bryan Norcross
Bryan Norcross
(Chief Executive Officer)

/S/ Brad Hacker
Brad Hacker
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Norcross	Director	March 31, 2009
Name: Bryan Norcross

/s/ Brad Hacker	Director	March 31, 2009
Name: Brad Hacker

/s/ Robert Wineberg	Director	March 31, 2009
Name: Robert Wineberg

/s/ Robert Adams	Director	March 31, 2009
Name: Robert Adams

/s/ Joseph I. Emas	Director	March 31, 2009
Name: Joseph I. Emas

PART F/S.  FINANCIAL STATEMENTS.

                       BRAMPTON CREST INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brampton Crest International, Inc. and Subsidiaries
Miami Beach, Florida

We have audited the accompanying consolidated balance sheets of Brampton Crest International, Inc. and subsidiaries ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two-years in the period ended December 31, 2008. These consolidated financial statements   are  the   responsibility   of  the   Company's management.   Our responsibility  is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion,  the consolidated financial  statements  referred to above present fairly, in all material respects, the consolidated financial position of Brampton Crest International, Inc. and subsidiaries ("the Company") as of December 31, 2007 and 2008, and the consolidated results of its operations audits consolidated cash flow for each of the two-years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

BERENFELD, SPRITZER, SHECHTER & SHEER, LLP
CERTIFIED PUBLIC ACCOUNTANT AND CONSULTANTS

Fort Lauderdale, Florida
March 31, 2009

Brampton Crest International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,400,058	$381,479
Notes Receivable	—	204,337
Accounts Receivable	31,147	—
Total Current Assets	1,431,205	585,816
Property and Equipment, net	355,220	820
Other Assets:
Deposits and Prepaid Expenses	6,294	11,622
Trademarks	10,650	—
Total Other Assets	16,944	11,622
TOTAL ASSETS	$1,803,369	$598,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,391	$4,061
Due to officer	95,926	—
Total Current Liabilities	121,317	4,061
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 950,000,000 shares authorized, 221,854,881 and 51,518,710 shares issued and outstanding at December 31, 2008 and December 31, 2007	221,854	51,518
Additional paid in capital	6,959,063	1,589,900
Accumulated deficit	(5, 498,865)	(1,047,221)
Total Stockholders' Equity	1,682,052	594,197
Total Liabilities & Stockholders’ Equity	$1,803,369	$598,258

See accompanying notes to the Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Statements of Operations

	Years Ended December 31,
	2008	2007
Sales	$172,909	$-0-
Cost of Sales	84,019	-0-
Gross Profit	88,890	-0-
Selling, General and
Administrative Expenses	1,149,996	294,493
Impairment of Goodwill	3,415,747	—
Loss From Operations	(4,476,853)	(294,493)
Other Income (Expense):
Interest Income	25,209	43,428
Total Other Income (Expense)	25,209	43,428
Loss from Continuing Operations Before
Income Taxes	(4,451,644)	(250,534)
Income Taxes Provision	—	—
Net Loss From Continued Operations	(4,451,644)	(250,534)
Income From Discontinued Operations Net of
Income Tax Benefit of $0 in 2007	—	73
	$(4,451,644)	$(250,461	) )
Net Loss
Loss Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.03)	$(0.00	) )
Discontinued Operations	$(0.00)	$(0.00	) )
Net Loss Per Share	$(0.03)	$(0.00	) )
Weighted Average Common Shares
Outstanding - Basic and Diluted	163,825,550	51,518,710

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2006	51,518,710	$51,518	$1,589,900	$(796,760)	$844,658
Net Loss for the year ended December 31, 2007	—	—	—	(250,461)	(250,461)
BALANCE, DECEMBER 31, 2007	51,518,710	51,518	$1,589,900	$(1,047,221)	594,197
Common Stock Issued for Private Placement and
Exercise of Stock Warrants Net of Issuance Costs	70,336,171	70,336	2,369,163	—	2,439,499
Common Stock Issued for Acquisition	100,000,000	100,000	3,000,000		3,100,000
Net Loss for the year ended December 31, 2008	—	—	—	(4,451,644)	(4,451,644)
BALANCE, DECEMBER 31, 2008	221,854,881,	221,854	$6,959,063	$(5,498,865)	$1,682,052

See accompanying notes to the Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,451,644)		$(250,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	96,402		28
Loss on Disposal of Assets	—		2,850
Impairment of Goodwill from Acquisition	3,415,747
Changes in operating assets and liabilities:
Accounts Receivable	(31,147)

Other assets:

Prepaid expenses and deposits	5,328		(11,622
Note Receivable	—		(204,337)
Accounts payable and accrued expenses	(85,347)		(18,807)
Net Cash (Used) in Operating Activities	(1,050,661)		(482,349
Cash From Investing Activities
Cash acquired at acquisition	19,349		—
Fixed Assets Purchased	(389,608)		(848)
Net Cash Used In Investing Activities	(370,259)		(198,204)
Cash Flows From Financing Activities
Proceeds from Sale of Common Stock, net of expenses issuance Costs	2,439,499		—
Net Cash Provided by Financing Activities	2,439,499		—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,018,579		(483,197)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,479		864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,400,058		$381,479
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Goodwill	3,415,749		—
Accounts Payable	108.927		—
Cash acquired at acquisition	$19,349		—
Fixed assets	61,194		—
Other assets	12,900		—
Loan payable	(204,337)		—
Officer loan	(95,926)		—
	$3,100,100	$
OTHER SUPPLEMENTAL INFORMATION:

Interest Paid	—		—
Income Taxes Paid	—		—

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION AND CAPITALIZATION

Brampton Crest  International,  Inc., formerly known as  Hamilton-Biophile Companies ("the Company"), a Nevada corporation, was formerly organized as Mehl/Biophil International  Corporation.  On March 22, 2000, the Company was reorganized as  Hamilton-Biophile  Companies.  Effective  November 18, 2004, the Company changed its name to Brampton Crest International, Inc.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2008 acquisition and acquired assets and liabilities assumed as of March 19, 2008:

Goodwill	$3,415,747
Cash	19,349
Fixed assets	61,194
Other assets	12,900
Accounts payable	(108,927)
Officer Loan	(95,926)
Loan Payable	(204,337)
Total Stock Issued for Purchase	$3,100,000

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

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, America’s Emergency Network, Inc. and Laurentian Peak Capital.  All material intercompany balances and transactions have been eliminated

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2008 and December 31, 2007, the Company had cash equivalents in the amount of approximately $1,400,000, and $381,000, respectively, all in low risk investments.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company  to concentrations of credit risk consist principally of cash. The Company maintains  cash  balances  at one financial institution, which is t insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of December 31, 2008 and 2007 were approximately $381,000 and $1,400,000, respectively. The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. AEN extends credit without requiring collateral. Laurentian may require collateral from its customers; however, it’s primary business is making secured short and medium term loans, not periodically extending trade credit in connection with the sale of other products or services. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had accounts receivable of $31,147 at December 31, 2008 and -0- at December 31, 2007.

AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc., (NBCU) pursuant to which AEN is to provide its expertise and experience on engineering and meteorological issues to Peacock,  NBC News, and the Weather Channel. The agreement, which commenced as of July 21, 2008 and continues through April 30, 2009, contemplates close and regular interaction between AEN and NBCU and seeks AEN’s advice with respect to matters such as growth opportunities in programming and technology. The entire accounts receivable balance outstanding at quarter end is for this customer.

INVENTORY

 Inventory  was  comprised  of  finished  goods of  consumer  personal  care products and is stated at lower of cost or market. As of December 31, 2008 the company has written off the inventory due to spoilage.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”). SFAS No. 144 requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Assets with a carrying value of $3.4 million held and used by the Company during the year ended December 31, 2008, including amortizable intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated. Management believes that a change in any material underlying assumptions would not by itself result in the need to impair an asset.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2008 this does not apply.

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

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 15 years.

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the acquisition in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

The Company has reviewed the value of the intangible assets of goodwill as of December 31, 2008 and has determined as of the filing to impair the value of goodwill at this time. Based on the  operating losses for 2008 and projected losses in 2009 and breakeven not projected until 2010 the Company has decided to impair the entire balance of $3.4 million as of year ended December 31, 2008.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

Revenue for video streaming and maintenance services is recognized monthly as services are provided pursuant to the terms of contracts or purchase orders, which have prices that are fixed and determinable. The Company assesses the clients ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis.

The Company follows Staff Accounting Bulletin 104 (SAB 104), which requires the Company to defer certain installation revenue and expenses, primarily equipment related to, and direct labor incurred. The capitalized costs and deferred revenues related to the installation are then amortized over the life of an average customer relationship, on a straight line basis. If the customer is discontinued prior to the expiration of the original expected life, the unamortized portion of the deferred installation revenue and related capitalized costs are recognized in the period the discontinuation becomes effective. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, the service contracts that include both installation and video streaming are considered a single unit of accounting. The criteria in EITF 00-21 that the Company does not meet for services and installation services to be considered separate units of accounting is that the installation service to customers has no standalone value. The installation service alone is not functional to customers without the service.

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

The Company and AEN agreed to a merger effective March 19, 2008.  As part of the merger with AEN the loan becomes an intercompany transaction and will be repaid through the operations of the business.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2007 and  2008.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2007 and  2008, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended December 31, 2008 and 2007, the Company did not grant any stock options.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2008
Warrants	50,100,000	800,000
Total	50,100,000	800,000

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING POLICIES (CONTINUED)

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

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 5 -INCOME TAXES

As of  December  31,  2007 and 2008 the Company had Federal and state net operating losses of approximately $559,000 and $5,498,000, that are  subject  to limitations. The losses are available to offset future income. The net operating  loss carryfowards will expire in various years  through 2028.

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

The  temporary  differences  that give rise to  deferred  tax  assets  and  liabilities at year end are as follows:

	December 31,	December 31,
	2007	2008
Deferred tax asset due net operating losses	$224,000	$2,200,000

Less: Valuation allowance	(224,000)	(2,200,000)

Net deferred tax asset	$0	$0

In assessing the amount of deferred tax asset to be recognized, management  considers  whether it is more likely than not that some of the losses will be used in the future.  Management expects that they will not have benefit  in  the  future. Accordingly, a full valuation  allowance  has  been  established.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  -COMMON STOCK

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

COMMON STOCK OUTSTANDING

As of December 31, 2008 and December 31, 2007, 950,000,000 shares of common stock were authorized at a par value of $.001 per share. As of the respective dates, the Company had 221,854,881 and 51,518,710 shares issued and outstanding.

STOCK WARRANTS

As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 and 49,434,000 stock warrants during the year ended December 31, 2006 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement.  The following represents the stock warrant activity during the years ended December 31, 2007and 2008:

		Weighted
		Average
	Warrants	Price

Balance, 12/31/06	51,100,000	$.001
Activity:
1/1/07 to 12/31/07	—	—
Activity 1/1/08-12/31/08-Warrants exercised	(50,300,000)	.001
Balance, 12/31/08	800,000	$.001

The Company used the Black-Scholes option pricing model to determine the fair value of the stock grants. The assumptions were applied as follows:

Risk Free Interest Rate	2.89 - 3.23%
Expected Dividend Yield	0%
Expected Option Life	3 years
Expected Stock Price Volatility	.01 - .08%

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - ACQUISITIONS

The summarized unaudited pro forma financial information for the years ended December 31, 2008 and 2007 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:

	Year Ended
	December 31,
	2008	2007
Sales	$172,909	$-0-
Cost of Sales	84,019	-0-
Gross Profit	88,890	-0-
Selling, General and
Administrative Expenses	1,209,996	294,493
Impairment of Goodwill	3,415,747	---
Loss From Operations	(4,536,853)	(294,493)
Other Income (Expense):
Interest Income	25, 209	43,428
Total Other Income (Expense)	25, 209	43,428
Loss from Continuing Operations Before
Income Taxes	(4,511,644)	(250,534)
Income Taxes Provision	---	---
Net Loss From Continued Operations	(4,511,644)	(250,534)
Income From Discontinued Operations Net of Income Tax Benefit of $0 in 2007	---	73
Net Loss	$(4,511,644)	$(250,461)
Loss Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.03)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)
Net Loss Per Share	$(0.03)	$(0.00)
Weighted Average Common Shares
Outstanding - Basic and Diluted	221,854,881	221,854,881

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DISCONTINUED OPERATIONS

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

NOTE 10 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	December 31, 2008	December 31, 2007
Website development	5 Years	$267,928	$—
Conference display	5 Years	8,559	—
Computer and software	5 Years	158,010
Installation Parts	5 Years	16,502	848
Leasehold improvements	2 Years	6,445
Furniture	5 Years	9,130	—
Total Property and Equipment		$466,574	$848
Accumulated Depreciation		(111,354)	(28)
Total Property and Equipment, Net		$355,220	$820

NOTE 11	SEGMENT REPORTING

The Company operates two segment operations within its two subsidiaries, Laurentian Peak Capital Group ,Inc. and America’s Emergency Network, Inc. All of the operations in the consolidated financial statements are from the AEN operating segment. The other segment is for the lending unit, Laurentian Peak Capital. Laurentian operations were minimal in 2008 and no information is reported for segment reporting purposes.

NOTE 12    ADOPTION  OF SFAS 154: ACCOUNTING CHANGES AND ERROR CORRECTIONS

The Company’s management has determined that had improperly accounted for the as a result of recording the business combination with AEN in march 2008, which resulted in an understatement of the estimated recoverable value of recorded goodwill of approximately $3.4 million.  The Company will be restating its financial statements for the quarters ended March 31, June 30 and September 30, 2008, to record goodwill on the acquisition at the excess of the fair value of the  consideration given (i.e., the common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired. The effect of the adjustment in March 2008 was an increase in recorded goodwill and additional paid in capital of $3 million