Form 10-Q
period 2009-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2009-05-15
CIK 1321002

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 000-1321002

BRAMPTON CREST INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	30-0286164
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	identification No.)

4700 Biscayne Blvd. Suite 500, Miami, FL  33137
(Address and Zip Code of Principal Executive Offices)

Registrant's Telephone Number: (305) 722-4800

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non–Accelerated filer  ☐  Small Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common stock, $0.001 par value	222,054,881

BRAMPTON CREST INTERNATIONAL INC.

PART I FINANCIAL INFORMATION

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$247,302	$150,058
Marketable Securities	775,000	1,250,000
Accounts receivable	82,539	31,147
Total current assets	1,104,841	1,431,205
PROPERTY AND EQUIPMENT, NET	356,811	355,220

Deposits and Prepaid Expenses	4,044	6,294
Trademarks	10,650	10,650
Total Other Assets	$14,694	16,944
TOTAL ASSETS	$1,476,346	$1,803,369
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,772	$25,391
Due to Officer	95,926	95,926
TOTAL CURRENT LIABLILITIES	103,698	121,317

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2009 and December 31, 2008	$-	$-

Common stock, $.001 par value; 950,000,000 shares authorized, 221,854,881 shares issued and outstanding at March 31, 2009 and December 31, 2008	221,854	221,854
Additional paid-in capital	6,959,063	6,959,063
Accumulated deficit	(5,808,269)	(5,498,865)
Total stockholders' equity	1,372,648	1,682,052
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,476,346	$1,803,369

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

SALES	$82,407	$—
COST OF SALES	38,929	—
GROSS PROFIT	43,478	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	354,193	54,560
LOSS FROM OPERATIONS	(310,715)	(54,560)
OTHER INCOME
Interest income	1,311	11,533
Total Other Income	1,311	11,533
LOSS BEFORE INCOME TAXES	(309,404)	(43,027)
INCOME TAX BENEFIT	—	—
NET LOSS	$(309,404)	$(43,027)
LOSS PER SHARE - BASIC AND DILUTED	$ (-)	$ (-)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	221,854,881	64,963,154

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,404)	$(43,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,000	—
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts receivable	(51,392)	—
Deposits and Prepaid Expenses	2,250	—
Accounts payable and accrued expenses	(17,619)	(10,149)
Net Cash (Used In) Operating Activities	(346,165)	(53,176)
Net Cash (Used In) Provided By Investing Activities	—	—
Fixed Assets Purchased	(31,591)	(12,279)
Cash acquired at acquisition	—	19,349
Net Cash (Used In) Provided By Investing Activities	(31,591)	7,070
Net Cash Provided By Financing Activities
Private Placement-Net of expenses	—	915,681
Net Cash Provided By Financing Activities	—	915,681
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(377,756)	869,575
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,400,058	381,479
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,022,302	$1,251,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$—	$61,194
Cash acquired at acquisition	—	19,349
Other assets	—	12,900
Loan payable	—	(204,337)
Officer loan	—	(95,926)
Accounts Payable	—	(108,927)
Goodwill	—	3,415,747
Common stock issued for acquisition	—	(3,100,000)
Total	—	—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND CAPITALIZATION

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The condensed consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, America’s Emergency Network, Inc. and Laurentian Peak Capital.  All material intercompany balances and transactions have been eliminated

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2009 and December 31, 2008, the Company had cash equivalents in the amount of approximately $1,022,000 and $1,400,000, respectively, all in low risk investments or bank accounts.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of March 31, 2009 and December 31, 2008, there were approximately $1,022,000 and $1,400,000, respectively in their accounts. The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. AEN extends credit without requiring collateral. Laurentian may require collateral from its customers; however, its primary business is making secured short and medium term loans, not periodically extending trade credit in connection with the sale of other products or services. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had accounts receivable of  $82,539 and $31,147 at March 31, 2009 and December 31, 2008 respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”).SFAS No. 144 requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Assets with a carrying value of $3.4 million held and used by the Company during the year ended December 31, 2008, including amortizable intangible assets, are reviewed for impairment whenever events or circumstances  indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test was performed based on assumptions concerning the amount and timing of estimated future cash flows reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated. Management believes that a change in any material underlying assumptions would not by itself result in the need to impair an asset.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2009 this does not apply.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, content licensing, and maintenance agreements. Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter. Revenue for consulting services is recognized as the services are provided to customers. For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers. Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2009. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities. account receivable, accounts payable, accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and/or approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the periods ended March 31, 2009 and December 31, 2008.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarter ended March 31, 2009, is anti-dilutive and thereforeare not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic  loss  per  share  in the  future  that  were  not  included  in the computation  of  diluted  loss  per  share  because  to  do so  would  be  anti-dilutive.

	Quarter Ended	Year Ended
	March 31,	December 31,
	2009	2008
Warrants	800,000	800,000
Total	800,000	800,000

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

For the quarter ended March 31, 2009 and year ended December 31, 2008, the Company did not grant any stock options.

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

SEGMENT INFORMATION

The Company currently operates two business operations within its two subsidiaries, America’s Emergency Network, Inc. (“AEN”) and Laurentian Peak Capital Group. In 2008 and 2009, all of the Company’s operations were in AEN, which is the material segment. Laurentian’s business activities and operations were minimal in 2008 and 2009, and its operations are not materially considered in management’s decision making. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Accordingly, the Company does not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of a Enterprise and Related Information.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FSP 160”), Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements, EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”), FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) and FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise fromcontingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of FAS 160 did not affect the Company’s consolidated financial position or consolidated results of operations.

FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 did not affect the Company’s consolidated financial position or consolidated results of operations.

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 did not affect the Company’s consolidated financial position or consolidated results of operations.

EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING POLICIES (CONTINUED)

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s consolidated results of operations.

APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 was adopted on January 1, 2009, and did not affect the Company’s consolidated financial position or consolidated results of operations.

Recently Issued Accounting Standards

The FASB recently issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”) and Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”).
Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Since FSP FAS 157-4 is effective forinterim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. Since FSP FAS 115-2/124-2 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s consolidated financial position or consolidated results of operations.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -FAIR VALUE INSTRUMENTS

In accordance with SFAS 157, the Company measures cash equivalents and marketable securities at fair value.  Our cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because our cash equivalents, marketable securities and other investments are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market	247,302	247,302	—	—

Marketable securities:
Mutual Funds	750,000	750,000	—	—
Preferred/Fixed
Rate Cap
Securities	25,000	—	25,000	—

Total assets	$1,022,302	$997,302	$25,000	$—

No other than temporary impairments were recognized for the three months ended March 31, 2009.

NOTE 6 -INCOME TAXES

As of March 31, 2009 the Company had Federal and state net operating losses of approximately $5,839,000, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years  through 2028.

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

The  temporary  differences  that give rise to  deferred  tax  assets  and  liabilities at year end are as follows:

	March 31,	December 31,
	2009	2008
Deferred tax asset due net operating losses	$2,320,000	$2,200,000

Less: Valuation allowance	(2,320,000)	(2,200,000)

Net deferred tax asset	$—	$—

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future.  Management expects that they will not have benefit in  the  future. Accordingly, a full valuation  allowance  has  been  established.

NOTE 7 -COMMON STOCK

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

COMMON STOCK OUTSTANDING

As of March 31, 2009 and December 31, 2008, 950,000,000 shares of common stock were authorized at a par value of $.001 per share. As of the respective dates, the Company had 221,854,881 shares issued and outstanding.

STOCK WARRANTS

As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 and 49,434,000 stock warrants during the year ended December 31, 2006 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement.  The following represents the stock warrant activity during the years ended December 31, 2008 and quarter ended March 31, 2009:

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMON STOCK (CONTINUED)

		Weighted
		Average
	Warrants	Price

Balance, 12/31/07	51,100,000	$.001
Activity:
Activity 1/1/08-12/31/08-Warrants exercised	(50,300,000)	.001
Balance, 12/31/08	800,000	$.001
Activity:
Activity 1/1/09-3/31/09-No Activity	—	—
Balance, 3/31/09	800,000	$.001

The Company used the Black-Scholes option pricing model to determine the fair value of the stock grants. The assumptions were applied as follows:

Risk Free Interest Rate	2.89 - 3.23%
Expected Dividend Yield	0%
Expected Option Life	3 years
Expected Stock Price Volatility	.01 - .08%

NOTE 8 - ACQUISITIONS

The summarized unaudited pro forma financial information for the quarter ended March 31, 2008 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2008:

Three Months
Ended
March 31,
2008
SALES	$—
COST OF SALES	—
GROSS PROFIT	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	115,171
LOSS FROM OPERATIONS	(115,171)
OTHER INCOME
Interest income	11,985

Total Other Income	11,985

LOSS BEFORE INCOME TAXES	(103,186)
INCOME TAX BENEFIT	—

NET LOSS	$(103,186)
LOSS PER SHARE - BASIC AND DILUTED	$ (-)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	221,854,881

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DUE TO OFFICERS

Prior to the acquisition of AEN its President and current CEO of Brampton advanced the Company funds for legal and other start up costs for the Company’s operations. These advances are non-interest bearing and are expected to be paid at an undetermined date.

NOTE 10 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	March 31, 2009	December 31, 2008
Website development	5 Years	$267,928	267,928
Conference display	5 Years	8,559	8,559
Computer and software	5 Years	189,601	158,010
Installation Parts	5 Years	16,502	16,502
Leasehold improvements	2 Years	6,445	6,445
Furniture	5 Years	9,130	9,130
Total Property and Equipment		$498,165	466,574
Accumulated Depreciation		(141,354)	(111,354)
Total Property and Equipment, Net		$356,811	355,220

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements. This discussion should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, that we make in this Quarterly Report on Form 10-Q are forward-looking. The words "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," the negative of these terms and similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating  cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a development stage company;
•	management’s plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	our dependence on management and the need to recruit additional personnel;
•	limited trading for our common stock
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters; and
•
the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;
•	future product development and marketing costs;
•	changes in our pricing plans;
•	timely development and acceptance of our products;
•	the markets of our domestic operations;
•	the impact of competitive products and pricing;
•	the political, social and economic climate in which we conduct operations; and
•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

In this Quarterly Report on Form 10-Q, "Company," "the Company," "us," and "our" refer to Brampton Crest International, Inc., a Nevada corporation, and our subsidiaries, unless the context requires otherwise.

Overview

Brampton Crest International, Inc, a Nevada corporation, was originally organized as Selvac Corporation, a Delaware corporation. On September 28, 1982, Selvac Corporation’s name was changed to Mehl/Biophile International Corporation. On March 22, 2000, the Company reorganized as Hamilton-Biophile Companies. On November 26, 2001, we re-domiciled to Nevada. Hamilton Biophile Companies changed their name to Brampton Crest International, Inc., effective on November 9, 2004.

We filed a Form 10-SB on December 16, 2004, and on May 17, 2005 became a reporting company pursuant to the Securities Exchange Act of 1934.

On March 24, 2008, we accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of One Million Dollars ($1,000,000). After legal costs and commissions our net proceeds were approximately $915,000. No other warrants or options are associated with the stock purchase. The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D as promulgated under the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

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

Business

Effective March 2, 2007, our management announced that we had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans. Effective July 2007, White Peak changed its name to Laurentian Peak Capital Group (“Laurentian”).

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

Laurentian was initially funded by capital from our company. We intend to raise additional capital, and will attempt to secure bank lines of credit to further its lending activities. However, there are no assurances or guarantees that the lines of credit or additional capital will be achieved.

On September 20, 2007, our subsidiary, Laurentian, loaned $200,000 to America’s Emergency Network, LLC (“AEN” or “America's Emergency Network”) at an interest rate of 12%. During the course of the due diligence for the loan, our management determined that a merger with AEN was in the best interest of both parties. The loan was consolidated as part of the acquisition of AEN.

Effective March 19, 2008, our company and a subsidiary acquired all the stock of America’s Emergency Network, LLC from its four shareholders.

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

During 2008, beta deployments of the AEN Network were installed in ten (10) Florida governmental agencies. During Tropical Storm Fay and Hurricanes Gustav, Hanna and Ike, governmental emergency management personnel successfully used AEN to broadcast messages from the governor of Florida and other public officials. This included storm forecasts, evacuation plans, school closings, shelter locations and other critical information. Applicable localized information was carried live by the South Florida Sun-Sentinel (www.sunsentinel.com), the Florida Times-Union (www.jacksonville.com), the Miami Herald (www.miamiherald.com), and the Fort Myers News-Press (www.news-press.com). Though neither AEN nor any of these news sites actively promoted or advertised AEN’s feeds to the public, except on the AEN’s and the news-sites’ home pages, the information nonetheless was widely viewed. Feedback throughout the beta was very positive from our governmental and media partners, and we have received several inquiries from additional governmental agencies, media outlets and private companies interested in utilizing our service – both in and out of Florida. In spite of the favorable response to our beta program, our projected rate of revenue growth has been adversely affected by the current downturn in the overall economy; however, management remains optimistic and believes that overall future anticipated demand for our services will continue to be robust. Our management acknowledges that the economic downturn has created uncertainty in both the size and administration of governmental budgets. To that end, the Company is working with governmental entities whose budgets have been affected to identify and acquire additional sources of funding, as necessary, to install and maintain the AEN system.

During the year ended December 31, 2008, AEN was also nominated for ITFlorida’s Government Technology Leadership award, and ultimately was awarded first place during a ceremony on October 6, 2008. AEN was presented the first place prize during a ceremony that included recognition from several prominent governmental figures, including an administrator for the SBA and Senator Bill Nelson. ITFlorida is a state umbrella organization comprised of public and private technology leaders and includes advocates for sound public policy to the Governor, the Legislature and Enterprise Florida on issues and initiatives.

In addition to the continued development of its network and the successful conduct of its initial beta testing, significant progress also was achieved in other areas during the year ended December 31, 2008 and the first quarter of 2009, both strategically and operationally.

AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc., pursuant to which AEN is to provide to Peacock its expertise and experience on engineering and meteorological issues. In return, AEN is provided with a revenue stream and an opportunity to actively explore new potential uses and deployments of the AEN network with industry leading, world-class brands. The agreement, which commenced on July 21, 2008 and continues through April 30, 2009, contemplates close and regular interaction between AEN and NBCU, and seeks AEN’s advice with respect to matters such as growth opportunities in programming and technology. In addition, the agreement explicitly acknowledges the parties’ intent to enter into good faith negotiations concerning the possible integration of AEN technology into the NBC and/or its affiliated companies, though neither party is under any firm commitment to do so.

From an operational perspective, during the year ended December 31, 2008 AEN leased additional space within which it will house its headquarters through December 1, 2009. The management believes the new space is both cost-effective and operationally conducive to the Company’s planned growth and expansion. Located in Miami, Florida, the new space replaced the Company’s former arrangement pursuant to which it shares office space with an unrelated, third-party law firm.

In addition, during the year ended December 31, 2008 AEN made two strategic hires, adding over 40 years of additional experience to AEN’s management team. The new hires each bring a significant amount of experience in scaling growth oriented companies, generally, and in the creation, development, licensing, distribution and protection of digital content, specifically. With these additions to the management team, management will be able to more effectively delegate day-to-day managerial responsibilities and focus on matters more directly related to the expansion of the Company’s business and the achievement of the Company’s strategic goals and vision. Subject to resource availability and general business conditions, AEN plans on continuing to build its team as it works toward emerging from a developmental stage beta to a revenue-generating platform, particularly in the areas of sales, marketing and engineering, with a focus on content acquisition and content distribution.

In the quarter ended March 31, 2009, a permanent network was deployed and the conversion of the beta systems that were deployed in 2008 over to that network was begun. The permanent network is an expanded version of the temporary beta system with enhancement derived from the beta process as well as additional security measures. In addition, sales plans and system packages were finalized and detailed proposals were prepared. In addition, in response to the cutbacks in government funding that occurred in 2008, the management elected to accelerate the introduction of AEN technology into other markets less affected by the economic climate. The process of packaging existing products for other markets and introducing complementary products was begun and continues. Since AEN’s products can lead to cost savings as well as additional content for media outlets, we expect that simultaneous development of products for that market as well as for government agencies will be beneficial.

THREE MONTHS ENDED MARCH 31, 2009
COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Sales increased from $-0- for the three month period ended March 31, 2008 to $82,407 for the three month period ended March 31, 2009, primarily as a result of revenues from the contract with Peacock Productions previously discussed.

Costs of sales increased from $-0- for the three month period ended March 31, 2008 to $38,929 for the three month period ended March 31, 2009, primarily due to costs associated with the Peacock Productions contract including personnel dedicated to this contract.

Sales and general and administrative expenses increased from $54,560 for the three month period ended March 31, 2008 to $354,193 for the three month period ended March 31, 2009 due to costs associated with the AEN merger. The increase consists of $214,671 of salary and payroll related expenses, including costs paid to independent contractors of $38,797 for consultants and professional fees.

Other income (expenses) for the three months ended March 31, 2009 decreased by $10,222 due to reduction of interest income being earned on investments.

Net loss increased to a net loss of $309,404 for the three month period ended March 31, 2009 from net loss of $43,027 for the three month period ended March 31, 2008, due to the above analysis of Income and Expenses.

Current Assets

Cash decreased from $1,400,058 on December 31, 2008 to $1,022,302 on March 31, 2009, primarily as a result the net loss for the quarter by the Company.

Total assets decreased from $1,803,369 on December 31, 2008 to $1,476,346 on March 31, 2009, primarily as a result of decrease in cash from operations.

Current liabilities decreased from $121,317 on December 31, 2008 to $103,698 on March 31, 2009, due to the payment of accounts payable incurred at year end and paid in the first quarter of 2009.

Liquidity and Capital Resources.

We are financing our operations and other working capital requirements principally from the receipt of proceeds from a private placements of our securities

On March 24, 2008, the Company accepted subscriptions for 10,000,000 shares of common stock, at a price of $.10 per share, resulting in gross proceeds of $1,000,000.  After legal costs and commissions the net proceeds to the Company were approximately $915,000.  No other warrants or options are associated with the stock purchase.  The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S  of the Securities Act of 1933.

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

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our condensed financial statements. The preparation of our condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying amount of our intangible assets.

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2009.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and

- Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, content licensing, and maintenance agreements. Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter. Revenue for consulting services is recognized as the services are provided to customers. For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers. Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) thedelivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2009. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4T. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated the risk factors previously disclosed in our Annual Report on Form 10–K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on April 1, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K except as updated and disclosed below.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchases of equity securities during the period ended March 31, 2009

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on May 15, 2009.

BRAMPTON CREST INTERNATIONAL INC.

Date: May 15, 2009	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: May 15, 2009	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer