Form 10-Q/A
period 2008-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2009-07-09
CIK 1321002

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 2)

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

4700 Biscayne Blvd, Suite 500., Miami, FL 33137
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

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 9, 2009
Common stock, $0.001 par value	148,218,881

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

PART I – FINANCIAL STATEMENTS

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS-RESTATED
(Unaudited)

	March 31,	December 31,
	2008	2007
	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$201,054	$31,479
Marketable Securities	1,050,000	350,000
Note receivable	-	204,337
Total current assets	1,251,054	585,816
PROPERTY AND EQUIPMENT
Website development	91,118	-
Computer and software	1,152	848
Leasehold improvement	1,500
Total Property and Equipment	93,770	848
Accumulated depreciation	(14,952)	(28)
Total property and equipment	78,818	820
OTHER ASSETS
Prepaid acquisition costs	-	11,622
Trademarks	10,650	-
Deposits	2,250	-
Goodwill	10,415,748	-
Total Other Assets	10,428,648	11,622
TOTAL ASSETS	$11,758,520	$598,258
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$101,743	$4,061
Due to Officer	95,926	-0-
TOTAL CURRENT LIABLILITIES	197,669	4,061
STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2008 and December 31, 2007	$-	$-

Common stock, $.001 par value; 950,000,000 shares authorized, 161,518,764 and 51,518,764 shares issued and outstanding at March 31, 2008 and December 31, 2007	161,518	51,518
Additional paid-in capital	12,489,581	1,589,900
Accumulated deficit	(1,090,248)	(1,047,221)
Total stockholders' equity	11,560,851	594,197
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,758,520	$598,258

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

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-RESTATED
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,027)	$(34,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	60
Changes in operating assets and liabilities:
Decrease in:
Inventory	—	133
Accounts payable and accrued expenses	(10,149)	(8,053)
Net Cash Used In Operating Activities	(53,176)	(41,950)
Cash Flows From Investing Activities
Fixed Assets Purchased	(12,279)	—
Cash acquired at acquisition	19,349
Net Cash Provided By Investing Activities	7,070	—
Cash Flows From Financing Activities
Private Placement-Net of expenses	915,681	—
Net Cash Provided by Financing Activities	915,681	—

NET INCREASE DECREASE IN CASH AND CASH EQUIVALENTS	869,575	(41,950)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,479	864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,251,054	$822,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$61,194	$
Cash acquired at acquisition	19,349	—
Other assets	12,900	—
Loan payable	(204,337)	—
Officer loan	(95,926)	—
Accounts Payable	(108,928)	—
Goodwill	10,415,748	—

Common stock issued for acquisition	$10,100,000	$—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Brampton Crest International, Inc. and its Subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the December 31, 2007 Form 10-K except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q and Form 10Q/A (Amendment No.1) for the three months ended March 31, 2008 and 2007. This Amendment No. 2 is being filed to restate the Condensed Consolidated Balance Sheet as of March 31, 2008 and the related Condensed Consolidated Statements Cash Flows and the accompanying footnotes for the three months ended March 31, 2008.

BACKGROUND OF RESTATEMENT

On July 7, 2009, management of the Company concluded that its financial statements for the three months ended March 31, 2008 and 2007, which are included in its Form 10Q and 10Q/A (Amendment No.1) for the quarter ended March 31, 2008, did not properly account for goodwill and stockholders’ equity as of March 31, 2008 in accordance with United States generally accepted accounting principles.  Management also noted various technical issues regarding the presentation and disclosure of the financial statements that necessitated restatement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The condensed consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, America’s Emergency Network, Inc. and Laurentian Peak Capital.  All material intercompany balances and transactions have been eliminated

ACCOUNTING CHANGES AND ERROR CORRECTIONS

The Company’s management has determined that it improperly accounted for the business combination with AEN in March 2008, which resulted in an understatement of the estimated recoverable value of recorded goodwill of approximately $10 million. The Company restated its financial statements for the quarter ended March 31, 2008, to record goodwill on the acquisition at the excess of the book value of the  consideration given (i.e., the fair value of common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired.   These units have been subsequently revalued as part of the accounting effect of the issuance of shares and goodwill has been adjusted on the Company’s restated financial statements for the quarter ended March 31, 2008.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the adjustments that were made to the  amounts reported in the 10Q and the 10Q/A (Amendment No. 1) on the balance sheet at March 31, 2008:

Brampton Crest International, Inc.
Condensed Consolidated Balance Sheet (Restated)
Quarter Ended March 31, 2008

	As Restated (Amendment No. 1)	Adjusted	As Restated (Amendment No. 2)
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,251,054	$(1,050,000)	$201,054
Marketable Securities	-	1,050,000	1,050,000
Total Current Assets	1,251,054	-	1,251,054
Website development	91,118	-	91,118
Computer and software	1,152	-	1,152
Leasehold improvements	1,500	-	1,500
Property and Equipment	93,770	-	93,770
Accumulated Depreciation	(14,952)	-	(14,952)
Total Property and Equipment	78,818	-	78,818
Trademarks	10,650	-	10,650
Deposits	2,250		2,250
Goodwill	415,748	10,000,000	10,415,748
Total Other Assets	428,648	10,000,000	10,428,648
TOTAL ASSETS	$1,758,520	$10,000,000	$11,758,520
LIABILITIES AND STOCKHOLDERS' EQUITY			-
Current Liabilities:
Accounts Payable	$101,743	$-	$101,743
Due to Officer	95,926	-	95,926
Total Current Liabilities	197,669	-	197,669
TOTAL LIABILITES
Stockholders' Equity			-
Preferred Stock	$—	—	$—
Common Stock	161,518	-	161,518
Additional Paid in capital	2,489,581	10,000,000	12,489,581
Accumulated Deficit	(1,090,248)	-	(1,090,248)
Total Stockholders' Equity	1,560,851	10,000,000	11,560,851

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,758,520	$10,000,000	$11,758,520

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2008 acquisition and acquired assets and liabilities assumed as of March 19, 2008:

Goodwill	$10,415,748
Cash	19,349
Fixed assets	61,194
Other assets	12,900
Accounts payable	(108,928)
Officer advances	(95,926)
Loan payable	(204,337)
Common stock issued	$10,100,000

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, the Company had cash equivalents in the amount of approximately $201,000 and $31,000 respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of March 31, 2008 and December 31, 2007, there were approximately $1,050,000 and $350,000, respectively in their accounts. The company has not experienced any losses in such accounts.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2008 this does not apply.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2008. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

 BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the periods ended March 31, 2008 and December 31, 2007.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2008 and December 31, 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic  loss  per  share  in the  future  that  were  not  included  in the computation  of  diluted  loss  per  share  because  to  do so  would  be  anti-dilutive.

	Quarter Ended	Year Ended
	March 31,	December 31,
	2008	2007
Warrants	50,100,000	50,100,000
Total	50,100,000	50,100,000

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

For the quarter ended March 31, 2008 and year ended December 31, 2007, the Company did not grant any stock options.

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

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

SEGMENT INFORMATION

The Company currently operates two business operations within its two subsidiaries, America’s Emergency Network, Inc. (“AEN”) and Laurentian Peak Capital Group. In 2008 and 2009, all of the Company’s operations were in AEN, which is the material segment. Laurentian’s business activities and operations were minimal in 2008 and 2009, and its operations are not materially considered in management’s decision making. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Accordingly, the Company does not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131,  Disclosures about Segments of a Enterprise and Related Information .

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

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,”  which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

NOTE 4 –  RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 5 -FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets measured at fair value on a recurring basis are summarized below:

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 -FAIR VALUE INSTRUMENTS (CONTINUED)

		Fair value measurement at reporting date using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market	201,054	201,054	—	—
Marketable securities:
Mutual Funds	1,025,000	1,025,000	—	—
Preferred/Fixed
Rate Cap
Securities	25,000	—	25,000	—

Total assets	$1,251,054	$1,226,054	$25,000	$—

No other than temporary impairments were recognized for the three months ended March 31, 2008.

NOTE 6 -INCOME TAXES

As of March 31, 2008 the Company had Federal and state net operating losses of approximately $5,839,000 that are subject to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years through 2028.

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

The temporary differences that give rise to deferred tax assets and liabilities at year end are as follows:

	March 31,	December 31,
	2008	2007
Deferred tax asset due net operating losses	$240,000	$224,000

Less: Valuation allowance	(240,000)	(224,000)

Net deferred tax asset	$—	$—

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future.  Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

NOTE 7 - COMMON STOCK
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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK (CONTINUED)
COMMON STOCK OUTSTANDING

As of March 31, 2008 and December 31, 2007, common stock of 950,000,000 shares was authorized at a par value of $.001 per share. As of the respective dates the Company had 161,518,764 and 51,518,764 shares issued and outstanding.

STOCK WARRANTS

As previously discussed, the Company issued 1,666,000 stock warrants during the year ended December 31, 2005 and 48,434,000 stock warrants during the year ended December 31, 2007 in connection with a stock purchase agreement, private placement offerings, and a consulting agreement.  The following represents the stock warrant activity during the years ended December 31, 2007 and quarter ended March 31, 2008:

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
NOTE 8 - ACQUISITIONS

The summarized unaudited pro forma financial information for the quarter ended March 31, 2008 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:
	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
SALES	$—	745
COST OF SALES	—	459
GROSS PROFIT	—	286
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	114,671	46,579
LOSS FROM OPERATIONS	(114,671)	(46,293)
OTHER INCOME
Interest income	11,985	12,203
Total Other Income	11,985	12,203
LOSS BEFORE INCOME TAXES	(102,686)	(34,090)
INCOME TAX BENEFIT	—	—-
NET LOSS	$(102,686)	$(34,090)
LOSS PER SHARE - BASIC AND DILUTED	$ (—)	$ (—)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	221,854,881	221,854,881

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTION

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

NOTE 10 - DUE TO OFFICERS

Prior to the acquisition of AEN its President and current CEO of Brampton advanced the Company funds for legal and other start up costs for the Company’s operations. These advances are non-interest bearing and are expected to be paid at an undetermined date.

NOTE 11 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	March 31, 2008	December 31, 2007
Website development	5 Years	$91,118	—
Computer and software	5 Years	1,152	848
Leasehold improvements	2 Years	1,500	—
Total Property and Equipment		$93,770	848
Accumulated Depreciation		(14,952)	(28)
Total Property and Equipment, Net		$78,818	820

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

Beta deployments of the AEN Network already are installed and operating in nine (9) Florida governmental agencies, and an additional four (4) installations are scheduled to be implemented during the fourth quarter of 2008. During Tropical Storm Fay and Hurricanes Gustav, Hanna and Ike, governmental emergency management personnel successfully used AEN to broadcast messages from the governor of Florida and other public officials. This included storm forecasts, evacuation plans, school closings, shelter locations and other critical information. Applicable localized information was carried live by the South Florida Sun-Sentinel ( www.sunsentinel.com ), the Florida Times-Union ( www.jacksonville.com ), the Miami Herald ( www.miamiherald.com ), and the Fort Myers News-Press (www.news-press.com). Though neither AEN nor any of these news sites actively promoted or advertised AEN’s feeds to the public, except on the AEN’s and the news-sites’ home pages, the information nonetheless was widely viewed. Initial feedback throughout the beta has been very positive from our governmental and media partners, and we have received several inquiries from additional governmental agencies, media outlets and private companies interested in utilizing our service – both in and out of Florida.In spite of the favorable response to our beta program, our projected rate of revenue growth may be adversely affected by the current downturn in the overall economy; however, management remains optimistic and believes that overall future anticipated demand for our services will continue to be robust. The management acknowledges that the economic downturn has created uncertainty in both the size and administration of governmental budgets. To that end, the Company is working with governmental entities whose budgets have been affected to identify and acquire additional sources of funding, as necessary, to install and maintain the AEN system.

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

Current Assets

Cash and cash equivalents increased from $31,479 on December 31, 2007 to $201,054 on March 31, 2008, primarily as a result of the private placement transacted with the AEN merger.

Total assets increased from $598,258 on December 31, 2007 to $11,758,520 on March 31, 2008, primarily as a result of goodwill from the merger with AEN and private placement in the current quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31 2008, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A the Company is in the process of re-evaluating its controls in order to be effective for the current year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on July 9, 2009.

BRAMPTON CREST INTERNATIONAL INC.

Date: July 9, 2009	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: July 9, 2009	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer