Form 10-Q/A
period 2008-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2009-07-09
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

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

4700 Biscayne Blvd., Suite 500, Miami, FL 33137
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

PART I – FINANCIAL STATEMENTS

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet (Restated)
Unaudited

	June 30,	December 31,
	2008 (As Restated)	2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$131,358	$31,479
Marketable Securities	950,000	350,000
Notes receivable	-	204,337
Total Current Assets	1,081,358	585,816
PROPERTY AND EQUIPMENT:
Website development	204,955	-
Conference display	8,559	-
Computer and software	5,560	848
Leasehold improvements	1,500	-
Equipment Off-site	106,367	-
Total Property and Equipment	326,941	848
Accumulated Depreciation	(46,350)	(28)
Total Property and Equipment	280,591	820
OTHER ASSETS:
Deposits and Prepaid Expenses	39,278	11,622
Trademarks	10,650	-
Goodwill	10,415,748	-
Total Other Assets	10,465,676
TOTAL ASSETS	$11,827,625	$598,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$30,887	$4,061
Due to Officer	95,926	-
Total Current Liabilities	126,813	-
TOTAL CURRENT LIABILITIES	126,813	4,061
STOCKHOLDERS EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2008 and December 31, 2007	$-	$-

Common stock, $.001 par value; 950,000,000 shares authorized, 198,264,660 and 51,518,764 shares issued and outstanding at June 30, 2008 and December 31, 2007	198,285	51,518
Additional paid in capital	12,888,614	1,589,900
Accumulated deficit	(1,386,087)	(1,047,221)
Total Stockholders' Equity	11,700,812	594,197
	$11,827,625	$598,258
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
SALES	$-0-	$	- 0-	$-0-	$-0-
COST OF SALES	-0-		-0-	-0-	-0-
GROSS PROFIT	-0-		-0-	-0-	-0-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	356,978		33,845	411,538	80,424
LOSS FROM OPERATIONS	(356,978)		(33,845)	(411,538)	(80,424)

OTHER INCOME (EXPENSE)
INTEREST INCOME/EXPENSE	1,104		10,067	12,637	22,270
LOSS ON DISPOSAL OF FIXED ASSETS	-		(480)	-	(480)
TOTAL OTHER INCOME (EXPENSE)	1,104		9,587	12,637	21,790
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(355,874)		(24,258)	(398,901)	(58,634)
INCOME TAX PROVISION	-		-	-	-
NET LOSS FROM CONTINUED OPERATIIONS	(355,874)		(24,258)	(398,901)	(58,634)

INCOME FROM DISCONTIUED OPERATIONS NET OF INCOME TAX BENEFIT OF $0 IN 2007			85		371
NET LOSS	$(355,874)		$(24,173)	$(398,901)	$(58,263)
LOSS PER SHARE-

BASIC AND DILUTED LOSS PER SHARE:
CONTINUING OPERATIONS	(0.00)		(0.00)	(0.01)	(0.00)
DISCONTINUED OPERATIONS	(0.00)		(0.00)	(0.00)	(0.00)
NET LOSS PER SHARE	(0.00)		(0.00)	(0.01)	(0.00)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	125,009,511		51,518,710	88,264,111	51,518,710

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (restated)
(Unaudited)

	Six Months Ended
	June 30,
	2008 (As Restated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(398,901)		$(58,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,398		120
Changes in operating assets and liabilities:			480
Decrease (Increase) in:
Inventory	-0-		94
Prepaid expenses and deposits	(48,650)
Accounts payable and accrued expenses	1,177		(18,607)
Net Cash Used In Operating Activities	(414,976)		(76,176)
Cash Flow From Investing Activities
Fixed Assets Purchased	(249,975)		-
Cash acquired at acquisition	19,349		-
Net Cash Used In Investing Activities	(230,626)		-
Cash Flows From Financing Activities
Proceeds from Sale of Common Stock, net of expenses	1,345,481		-
Net Cash Provided by Financing Activities	1,345,481		-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	699,879		(76,176)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,479		864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,081,358		$788,500
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$61,194		$-
Cash acquired at acquisition	19,349
Other assets	12,900		-
Loan payable	(204,337)		-
Officer loan	(95,926)
Accounts Payable	(108,928)
Goodwill	10,415,748		-
Common stock issued for acquisition	$10,100,000	$

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q and Form 10Q/A (Amendment No.1) for the three and six months ended June 30, 2008 and 2007. This Amendment No. 2 is being filed to restate the Condensed Consolidated Balance Sheet as of June 30, 2008 and the related Condensed Consolidated Statements Cash Flows and the accompanying footnotes for the six months ended June 30, 2008.

BACKGROUND OF RESTATEMENT

On July 7, 2009, management of the Company concluded that its financial statements for the three and six months ended June 30, 2008 and 2007, which are included in its Form 10Q and 10Q/A (Amendment No.1) for the quarter ended June 30, 2008, did not properly account for goodwill and stockholders’ equity as of June 30, 2008 in accordance with United States generally accepted accounting principles.  Management also noted various technical issues regarding the presentation and disclosure of the financial statements that necessitated restatement.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the adjustments that were made to the amounts reported in the 10Q and the 10Q/A (Amendment No. 1) on the balance sheet at June 30, 2008

Brampton Crest International, Inc.
Condensed Consolidated Balance Sheet (Restated)
Quarter Ended June 30, 2008

	As Restated (Amendment No. 1)	Adjusted	As Restated (Amendment No. 2)
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,081,358	$(1,050,000)	$131,358
Marketable Securities	—	1,050,000	1,050,000
Total Current Assets	1,081,358	-	1,081,358
PROPERTY AND EQUIPMENT:
Website development	204,955	-	204,955
Conference display	8,559	-	8,559
Computer and software	5,560	-	5,560
Leasehold improvements	1,500	-	1,500
Equipment Off-site	106,367	-	106,367
Property and Equipment	326,941	-	326,941
Accumulated Depreciation	(46,350)	-	(46,350)
Total Property and Equipment	280,591	-	280,591
OTHER ASSETS:
Deposits and Prepaid Expenses	39,278	-	39,278
Trademarks	10,650		10,650
Goodwill	415,748	10,000,000	10,415,748
Total Other Assets	465,676	10,000,000	10,465,676
TOTAL ASSETS	$1,827,625	$10,000,000	$11,827,625
LIABILITIES AND STOCKHOLDERS' EQUITY			-
CURRENT LIABILITIES:
Accounts Payable	$30,887	$-	$30,887
Due to Officer	95,626	-	95,926
Total Current Liabilities	126,816	-	126,816
TOTAL LIABILITES
Stockholders' Equity
Preferred Stock	$—	$—	$—
Common Stock	198,285	-	198,285
Additional Paid in capital	2,888,614	10,000,000	12,888,614
Accumulated Deficit	(1,386,087)	-	(1,386,087)
Total Stockholders' Equity	1,700,812	10,000,000	11,700,812
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,827,625	$10,000,000	$11,827,625

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, the Company had cash equivalents in the amount of approximately $131,000 and $31,000 respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of June 30, 2008 and December 31, 2007, there were approximately $950,000 and $350,000, respectively in their accounts. The company has not experienced any losses in such accounts.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2008 this does not apply.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2008. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2008 and December 31, 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic  loss  per  share  in the  future  that  were  not  included  in the computation  of  diluted  loss  per  share  because  to  do so  would  be  anti-dilutive.

	Quarter Ended	Year Ended
	June 30,	December 31,
	2008	2007
Warrants	25,400,000	50,100,000
Total	25,400,000	50,100,000

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

For the quarter ended June 30, 2008 and year ended December 31, 2007, the Company did not grant any stock options.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PROUNOUCEMENTS (CONTINUED)

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of FSP No. EITF 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is in the process of evaluating the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market	$131,358	$131,358	—	—
Marketable securities:
Mutual Funds	925,000	925,000	—	—
Preferred/Fixed
Rate Cap
Securities	25,000	—	25,000	—

Total assets	$1,081,358	$1,056,358	$25,000	$—

No other than temporary impairments were recognized for the three and six months ended June 30, 2008.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -INCOME TAXES

As of June 30, 2008 the Company had Federal and state net operating losses of approximately $1,300,000 that are subject to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years through 2028.

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

The temporary differences that give rise to deferred tax assets and liabilities at year end are as follows:

	June 30,	December 31,
	2008	2007
Deferred tax asset due net operating losses	$340,000	$224,000

Less: Valuation allowance	(340,000)	(224,000)

Net deferred tax asset	$—	$—

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK (CONTINUED)
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

NOTE 8 - ACQUISITIONS

The summarized unaudited pro forma financial information for the six months ended June 30, 2008 and 2007 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:
	Six Months Ended
	June 30,	June 30,
	2008	2007
SALES	$-0-	$-0-
COST OF SALES	-0-	-0-
GROSS PROFIT	-0-	-0-
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	471,649	80,424
LOSS FROM OPERATIONS	(471,649)	(80,424)
OTHER INCOME
LOSS ON DISPOSAL OF FIXED ASSETS	-0-	(480)
INTEREST INCOME/INTEREST EXPENSE	12,637	22,270
TOTAL OTHER INCOME	12,637	21,790
LOSS BEFORE INCOME TAXES	(459,012)	(58,634)
INCOME TAX PROVISION	—	—
NET LOSS FROM CONTINUED OPERATIONS	$(459,012)	$(58,634)
INCOME FROM DISCONTINUED OPERATIONS	-0-	371
NET LOSS	$(459,012)	$(58,263)
LOSS PER SHARE -
BASIC AND DILUTED	$(.00)	$(.00)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	164,963,154	151,518,710

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
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

NOTE 11 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	June 30, 2008	December 31, 2007
Website development	5 Years	$204,955	—
Computer and software	5 Years	5,560	848
Conference display	3 Years	8,559
Equipment Off-site	5 Years	106,367
Leasehold improvements	2 Years	1,500	—
Total Property and Equipment		$326,941	848
Accumulated Depreciation		(46,350)	(28)
Total Property and Equipment, Net		$280,591	820

NOTE 12 – DISCONTINUED OPERATIONS

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

AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc., pursuant to which AEN is to provide to Peacock its expertise and experience on engineering and meteorological issues. In return, AEN is provided with a revenue stream and an opportunity to actively explore new potential uses and deployments of the AEN network with industry leading, world-class brands. The agreement, which commenced on July 21, 2008 and continued through February 28, 2009, contemplates close and regular interaction between AEN and NBCU, and seeks AEN’s advice with respect to matters such as growth opportunities in programming and technology. In addition, the agreement explicitly acknowledges the parties’ intent to enter into good faith negotiations concerning the possible integration of AEN technology into the NBC and/or its affiliated companies, though neither party is under any firm commitment to do so.

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

Current Assets

Cash and cash equivalents increased from $31,479 at December 31, 2007 to $131,358 at June 30, 2008, primarily as a result of the private placements transacted in March 2008 and started in June 2008.

Total assets increased from $598,258 at December 31, 2007 to $11,827,625 at June 30, 2008, primarily as a result of the $1.5 million private placement transacted with the AEN merger and goodwill related to the AEN merger.

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