Form 10-Q/A
period 2008-09-30
BRAMPTON CREST INTERNATIONAL INC
filed 2009-07-09
CIK 1321002

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

BRAMPTON CREST INTERNATIONAL INC.

 Part I – Financial Statements

Brampton Crest International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets-Restated

Unaudited

	September 30,	December 31,
	2008 (Restated)	2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$109,116	$31,479
Marketable Securities	1,675,000	350,000
Notes Receivable	—	204,337
Accounts Receivable	76,438	—
Total Current Assets	1,860,554	$585,816
Property and Equipment, net	349,610	820
OTHER ASSETS:
Deposits and Prepaid Expenses	23,322	11,622
Trademarks	10,650	—
Goodwill	10,415,747	—
Total Other Assets	10,449,719	11,622
TOTAL ASSETS	$12,659,883	$598,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$38,030	$4,061
Due to officer	95,926	—
Total Current Liabilities	133,956	4,061
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 950,000,000 shares authorized, 221,854,881 and 51,518,764 shares issued and outstanding at September 30, 2008 and December 31, 2007	221,854	51,518
Additional paid in capital	13,993,797	1,589,900
Accumulated deficit	(1,689,724)	(1,047,221)
Total Stockholders' Equity	12,525,927	594,197
Total Liabilities & Stockholders’ Equity	$12,659,883	$598,258

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$75,000	$—	$75,000	$—
Cost of Sales	6,166	—	6,166	—
Gross Profit	68,834	—	68,834	—
Selling, General and
Administrative Expenses	319,692	160,284	731,230	240,802
Loss From Operations	(250,858)	(160,284)	(662,396)	(240,802)
Other Income (Expense):
Interest Income	7,256	9,168	19,893	31,438
Loss on Disposal of Fixed Assets	—	—	—	(480)
Total Other Income (Expense)	7,256	9,168	19,893	30,958
Loss from Continuing Operations Before
Income Taxes	(243,602)	(151,116)	(642,503)	(209,844)
Income Taxes Provision	—	—	—	—
Net Loss From Continued Operations	(243,602)	(151,116)	(642,503)	(209,844)
Income From Discontinued Operations Net of Income Tax Benefit of $0 in 2007	—	73	—	538
Net Loss	$(243,602)	$(151,043)	$(642,503)	$(209,306)
Loss Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$0.00)
Weighted Average Common Shares
Outstanding - Basic and Diluted	201,819,475	51,518,710	142,839,070	51,518,710

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows-Restated

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(642,503)	$(209,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,277	120
Loss on Disposal of Assets	—	480
Changes in operating assets and liabilities:
Accounts Receivable	(76,438)
Inventory	—	46

Other assets:
Prepaid expenses and deposits	(9,450)	(11,621)
Accounts payable and accrued expenses	(74,958)	13,526
Net Cash Used in Operating Activities	(742,072)	(206,755)
Cash Flows From In Investing Activities
Cash acquired at acquisition	19,349	—
Notes Receivable	—	(198,204)
Fixed Assets Purchased	(348,873)	—
Net Cash Used In Investing Activities	(329,524)	(198,204)
Cash Flows From Financing Activities
Proceeds from Sale of Common Stock, net of expenses	2,474,233	—
Net Cash Provided by Financing Activities	2,474,233	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,402,637	(404,959)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,479	864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,784,116	$459,717
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Cash acquired at acquisition	$19,349	$-
Fixed assets	61,194	—
Other assets	12,900	—
Loan payable	(204,337)	—
Officer loan	(95,926)	—
Accounts Payable	(108,927)	—
Goodwill	10,415,747	—
Common stock issued for acquisition	$10,100,000	$—

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

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and cash flows for the three and nine months ended September 30, 2008 and 2007. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 and 2007. This Amendment No. 1 is being filed to restate the Condensed Consolidated Balance Sheet as of September 30, 2008 and the related Condensed Consolidated Statements Cash Flows and the accompanying footnotes for the nine months ended September 30, 2008.

BACKGROUND OF RESTATEMENT

On July 7, 2009, management of the Company concluded that its financial statements for the nine months ended September 30, 2008 and 2007, which are included in its Form 10Q for the quarter ended September 30, 2008, did not properly account for goodwill and stockholders’ equity as of September 30, 2008 in accordance with United States generally accepted accounting principles. Management also noted various technical issues regarding the presentation and disclosure of the financial statements that necessitated restatement.

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

The Company’s management has determined that it improperly accounted for the business combination with AEN in March 2008, which resulted in an understatement of the estimated recoverable value of recorded goodwill of approximately $10 million. The Company restated its financial statements for the quarter ended September 30, 2008, to record goodwill on the acquisition at the excess of the book value of the  consideration given (i.e., the fair value of common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired.   These units have been subsequently revalued as part of the accounting effect of the issuance of shares and goodwill has been adjusted on the Company’s restated financial statements for the quarter ended September 30, 2008.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the adjustments that were made to the amounts reported in the 10Q on the balance sheet at September 30, 2008
Brampton Crest International, Inc.
Consolidated Condensed Balance Sheet (Restated)
Quarter Ended September 30, 2008

	As Reported	Adjusted	As Restated
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,784,116	$(1,675,000)	$109,116
Marketable Securities	—	1,675,000	1,675,000
Notes Receivable	76,438		76,438
Total Current Assets	1,860,554	-	1,860,554
Property and Equipment, net	349,610	-	349,610
Other Assets:
Deposits and Prepaid Expenses	23,322	-	23,322
Trademarks	10,650		10,650
Goodwill	415,747	10,000,000	10,415,747
Total Other Assets	449,719	10,000,000	10,449,719
TOTAL ASSETS	$2,659,883	$10,000,000	$12,659,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$38,030	$-	38,030
Due to Officer	95,626	-	95,926
Total Current Liabilities	133,956	-	133,956
TOTAL LIABILITES
Stockholders' Equity			-
Preferred Stock	$—	$—	$—
Common Stock	221,854	-	221,854
Additional Paid in capital	3,993,797	10,000,000	13,993,797
Accumulated Deficit	(1,689,727)	-	(1,689,727)
Total Stockholders' Equity	2,525,927	10,000,000	12,525,927
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,659,883	$10,000,000	$12,659,883

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

The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2008 acquisition and acquired assets and liabilities assumed as of March 19, 2008:

Goodwill	$10,415,747
Cash	19,349
Fixed assets	61,194
Other assets	12,900
Accounts payable	(108,927)
Officer advances	(95,926)
Loan payable	(204,337)
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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2008 and December 31, 2007, the Company had cash equivalents in the amount of approximately $109,000 and 31,000 respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of September 30, 2008 and December 31, 2007, there were approximately $1,675,000 and $350,000, respectively in their accounts. The company has not experienced any losses in such accounts.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2008 this does not apply.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2008. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the periods ended September 30, 2008 and December 31, 2007.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at September 30, 2008 and December 31, 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic  loss  per  share  in the  future  that  were  not  included  in the computation  of  diluted  loss  per  share  because  to  do so  would  be  anti-dilutive.

	Quarter Ended	Year Ended
	September 30,	December 31,
	2008	2007
Warrants	800,000	50,100,000
Total	800,000	50,100,000
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

For the quarter ended September 30, 2008 and year ended December 31, 2007, the Company did not grant any stock options.

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

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and anynoncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market	109,116	109,116	—	—
Marketable securities:
Mutual Funds	1,650,000	1,650,000	—	—
Preferred/Fixed
Rate Cap
Securities	25,000	—	25,000	—

Total assets	$1,784,116	$1,759,116	$25,000	$—

No other than temporary impairments were recognized for the three and nine months ended September 30, 2008.

NOTE 6 -INCOME TAXES

As of September 30, 2008 the Company had Federal and state net operating losses of approximately $1,650,000 that are subject to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years through 2028.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

The temporary differences that give rise to deferred tax assets and liabilities at year end are as follows:

	September 30,	December 31,
	2008	2007
Deferred tax asset due net operating losses	$440,000	$224,000

Less: Valuation allowance	(440,000)	(224,000)

Net deferred tax asset	$—	$—

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

NOTE 8 - ACQUISITIONS

The summarized unaudited pro forma financial information for the nine months ended September 30, 2008 and 2007 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
SALES	$75,000	—
COST OF SALE	6,166	—
GROSS PROFIT	68,834	—
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	791,716	240,802
LOSS FROM OPERATIONS	722,882	240,802
OTHER INCOME (EXPENSE)
LOSS ON DISPOSAL OF FIXED ASSETS		(480)
INTEREST INCOME	20,345	31,438
TOTAL OTHER INCOME	20,345	30,958
LOSS BEFORE INCOME TAXES	$702,537	$209,844
INCOME TAX PROVISION	—	—
NET LOSS FROM CONTINUED OPERATIONS	$702,537	$209,844
INCOME FROM DISCONTINUED OPERATIONS	-0-	538
NET LOSS	$702,537	$209,306
LOSS PER SHARE -
BASIC AND DILUTED	$.00	$.00
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	172,767,113	151,518,710

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

NOTE 11 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:
Website development	$249,527	$—
Conference display	8,558	—
Computer and software	151,403
Installation Parts	12,340	848
Leasehold improvements	1,500
Furniture	2,511	—
Total Property and Equipment	$425,839	$848
Accumulated Depreciation	(76,229)	(28)
Total Property and Equipment, Net	$349,610	$820

NOTE 12 - DISCONTINUED OPERATIONS

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

Current Assets

Cash and cash equivalents increased from $31,479 at December 31, 2007 to $109,116 at September 30, 2008, primarily as a result of the private placements transacted in March 2008 and September 2008.

Total assets increased from $598,258 at December 31, 2007 to $12,659,883 at September 30, 2008, primarily as a result of the $2.5 million private placements transacted with the AEN merger and goodwill related to the AEN merger.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2008, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A the Company is in the process of re-evaluating its controls in order to be effective for the current year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davie, Florida, on July 9, 2009.

BRAMPTON CREST INTERNATIONAL INC.

Date: July 9, 2009	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: July 9, 2009	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer