Form 10-K/A
period 2008-12-31
BRAMPTON CREST INTERNATIONAL INC
filed 2009-07-09
CIK 1321002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at July 9, 2009, there were  148,218,881 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference
None

EXPLANATORY NOTE:

The Securities and Exchange Commission (the “SEC”) conducted a limited review of our Form 10-K for the year ended December 31, 2008 and requested that we revise and amend certain disclosures in this Form 10-K.  Note 13 of the attached financial statements outlines the revisions that have been made to the financial statements and we have revised “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.  In addition we have revised “Item 9A(T).  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K. Also the Company has revised Item 11, Executive Compensation to adjust for the Presidents salary paid during the year.   Other than these changes, the disclosures in this amended report are as of the initial filing date of March 31, 2009 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Brampton Crest International, Inc.
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

PART I
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - RESTATED	7

ITEM 9A.	CONTROLS AND PROCEDURES	7
PART III
ITEM 11.	EXECUTIVE COMPENSATION	8
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	9
	SIGNATURES	10

CERTIFICATIONS
	Exhibit 31 – Management certification	37
	Exhibit 32 – Sarbanes-Oxley Act	39

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

As part of the acquisition of AEN the Company had $10,415,747 of Goodwill as a result of the purchase paid for AEN and the Company being responsible for additional more liabilities than assets as part of the acquisition. As a result of the Goodwill and AEN losses for 2008 and projected cash flow for 2009 and 2010 the Company recorded an impairment loss in an amount equal to the entire goodwill amount in 2008. The impairment loss is a result of the Company’s annual impairment testing at December 31, 2008 it performed on its intangible assets. See the footnote to the financial statements for further explanation of goodwill impairment.

As a result of the above the net loss increased from $250,461 for the year ended December 31, 2007 to $11,451,644 for the year ended December 31, 2008 due to the above analysis of Income and Expenses.

Current Assets

Cash and cash equivalents  increased  from $381,479 on December 31, 2007 to $1,400,058 on December 31, 2008, primarily as a result of private placements previously discussed and noted below in liquidity and capital resources.

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

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, and maintenance agreements.  Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter.  Revenue for consulting services is recognized as the services are provided to customers.  For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers.  Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2008.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

ITEM 8.  FINANCIAL STATEMENTS

The audited financial statements of the Company required pursuant to this Item 8 are included in the Annual Report on Form 10-K, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008. The Company is in the process of re-evaluating its controls in order to be effective for the current year.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in  Internal Control-Integrated Framework , is known as the COSO Report.  Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

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

						Long Term Compensation
	Annual Compensation		Other Annual			Restricted Stock Options/LTIP			All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation
Bryan Norcross	President	2008	$120,000	0	0	0	0	0	0

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

The  exhibits  required  to  be filed herewith by Item 601 of Regulation S-B, as described  in  the  following  index  of  exhibits,  are  incorporated herein by reference,  as  follows:

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 9th day of July, 2009.

Brampton Crest International, Inc.

Date: July 9, 2009	/S/ Bryan Norcross
Bryan Norcross
(Chief Executive Officer)

/S/ Brad Hacker
Brad Hacker
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Norcross	Director	July 9, 2009
Name: Bryan Norcross

/s/ Brad Hacker	Director	July 9, 2009
Name: Brad Hacker

/s/ Robert Wineberg	Director	July 9, 2009
Name: Robert Wineberg

/s/ Robert Adams	Director	July 9, 2009
Name: Robert Adams

/s/ Joseph I. Emas	Director	July 9, 2009
Name: Joseph I. Emas

PART F/S.  FINANCIAL STATEMENTS.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brampton Crest International, Inc. and Subsidiaries ("the Company") as of December 31, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for each of the two-years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the 2008 financial statements have been restated to correct a material misstatement.

BERENFELD, SPRITZER, SHECHTER & SHEER, LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

Fort Lauderdale, Florida
March 31, 2009, except for Note 13, as to
which the date is July 9, 2009

Brampton Crest International, Inc. and Subsidiaries
Consolidated Balance Sheets-Restated

	December 31,	December 31,
	2008(As Restated)	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$375,058	$31,479
Marketable Securities	1,025,000	350,000
Notes Receivable	—	204,337
Accounts Receivable	31,147	—
Total Current Assets	1,431,205	585,816
Property and Equipment, net	355,220	820
Other Assets:
Deposits and Prepaid Expenses	6,294	11,622
Trademarks	10,650	—
Total Other Assets	16,944	11,622
TOTAL ASSETS	$1,803,369	$598,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,391	$4,061
Due to officer	95,926	—
Total Current Liabilities	121,317	4,061
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 950,000,000 shares authorized, 221,854,881 and 51,518,710 shares issued and outstanding at December 31, 2008 and December 31, 2007	221,854	51,518
Additional paid in capital	13,959,063	1,589,900
Accumulated deficit	(12, 498,865)	(1,047,221)
Total Stockholders' Equity	1,682,052	594,197
Total Liabilities & Stockholders’ Equity	$1,803,369	$598,258

See accompanying notes to the Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Consolidated Statements of Operations-Restated

	Years Ended December 31,
	2008(As Restated)	2007
Sales	$172,909	$—
Cost of Sales	84,019	—
Gross Profit	88,890	-0-
Selling, General and
Administrative Expenses	1,149,996	294,493
Impairment of Goodwill	10,415,747	—
Loss From Operations	(11,476,853)	(294,493)
Other Income (Expense):
Interest Income	25,209	43,428
Total Other Income (Expense)	25,209	43,428
Loss from Continuing Operations Before
Income Taxes	(11,451,644)	(251,065)
Income Taxes Provision	—	—
Net Loss From Continued Operations	(11,451,644)	(251,065)
Income From Discontinued Operations Net of
Income Tax Benefit of $0 in 2007	—	604
	$(11,451,644)	$(250,461)
Net Loss
Loss Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.07)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)
Net Loss Per Share	$(0.07)	$(0.00)
Weighted Average Common Shares
Outstanding - Basic and Diluted	163,825,550	51,518,710

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-RESTATED
Years ended December 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2006	51,518,710	$51,518	$1,589,900	$(796,760)	$844,658
Net Loss for the year ended December 31, 2007	—	—	—	(250,461)	(250,461)
BALANCE, DECEMBER 31, 2007	51,518,710	51,518	$1,589,900	$(1,047,221)	594,197
Common Stock Issued for Private Placement and
Exercise of Stock Warrants Net of Issuance Costs	70,336,171	70,336	2,369,163	—	2,439,499
Common Stock Issued for Acquisition	100,000,000	100,000	10,000,000	—	10,100,000
Net Loss for the year ended December 31, 2008	—	—	—	(11,451,644)	(11,451,644)
BALANCE, DECEMBER 31, 2008	221,854,881	$221,854	$13,959,063	$(12,498,865)	$1,682,052

See accompanying notes to the Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows-Restated

	Years Ended December 31,
	2008(As Restated)		2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(11,451,644)		$(250,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		96,402		28
Loss on Disposal of Assets		—		2,850
Impairment of Goodwill from Acquisition		10,415,747
Changes in operating assets and liabilities:
Accounts Receivable		(31,147)

Other assets:

Prepaid expenses and deposits		5,328		(11,622)
Note Receivable		—		(204,337)
Accounts payable and accrued expenses		(85,347)		(18,807)
Net Cash Used in Operating Activities		(1,050,661)		(482,349)
Cash Flows From Investing Activities
Cash acquired at acquisition		19,349		—
Fixed Assets Purchased		(389,608)		(848)
Net Cash Used In Investing Activities		(370,259)		(198,204)
Cash Flows From Financing Activities
Proceeds from Sale of Common Stock, net of issuance Costs		2,439,499		—
Net Cash Provided by Financing Activities		2,439,499		—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		1,018,579		(483,197)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		381,479		864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD		$1,400,058		$381,479
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Goodwill		$10,415,749		—
Accounts Payable		(108,927)		—
Cash acquired at acquisition		19,349		—
Fixed assets		61,194		—
Other assets		12,900		—
Loan payable		(204,337)		—
Officer loan		(95,926)		—
		$10,100,000	$
OTHER SUPPLEMENTAL INFORMATION:

Interest Paid	$			$—
Income Taxes Paid	$			$—

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

NOTE 1 - ORGANIZATION AND CAPITALIZATION (CONTINUED)

The following table sets forth the allocation of the purchase price for tangible and intangible assets associated with the above 2008 acquisition and acquired assets and liabilities assumed as of March 19, 2008:

Goodwill	$10,415,747
Cash	19,349
Fixed assets	61,194
Other assets	12,900
Accounts payable	(108,927)
Officer Loan	(95,926)
Loan Payable	(204,337)
Total Stock Issued for Purchase	$10,100,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Assets with a carrying value of $10.4 million held and used by the Company during the year ended December 31, 2008, including amortizable intangible assets, are reviewed for impairment whenever events or circumstances  indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated. Management believes that a change in any material underlying assumptions would not by itself result in the need to impair an asset.

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

The Company has reviewed the value of the intangible assets of goodwill as of December 31, 2008 and has determined as of the filing to impair the value of goodwill at this time. Based on the  operating losses for 2008 and projected losses in 2009 and breakeven not projected until 2010 the Company has decided to impair the entire balance of $10.4 million as of year ended December 31, 2008.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, and maintenance agreements.  Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter.  Revenue for consulting services is recognized as the services are provided to customers.  For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers.  Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2008.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION

The Company currently operates two business operations within its two subsidiaries, America’s Emergency Network, Inc. (“AEN”) and Laurentian Peak Capital Group.  In 2008, all of the Company’s operations were in AEN, which is the material business segment. Laurentian’s business activities and operations were minimal in 2008 and 2007, and its operations are not materially considered in management’s decision making.  The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Accordingly, the Company does not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of a Enterprise and Related Information.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market	375,058	375,058	—	—

Marketable securities:
Mutual Funds	1,000,000	1,000,000	—	—
Preferred/Fixed
Rate Cap
Securities	25,000	—	25,000	—

Total assets	$1,400,058	$1,375,058	$25,000	$—

No other than temporary impairments were recognized for the year ended December 31, 2008.

NOTE 6 -INCOME TAXES

As of December 31, 2007 and 2008 the Company had Federal and state net operating losses of approximately $559,000 and $5,498,000 that are subject to limitations. The losses are available to offset future income. The net operating loss carryfowards will expire in various years through 2028.

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

The temporary differences that give rise to deferred tax assets and liabilities at year end are as follows:
	December 31,	December 31,
	2008	2007
Deferred tax asset due net operating losses	$2,200,000	$224,000

Less: Valuation allowance	(2,200,000)	(224,000)

Net deferred tax asset	$0	$0

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACQUISITIONS

The summarized unaudited pro forma financial information for the years ended December 31, 2008 and 2007 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:

	Year Ended
	December 31,
	2008	2007
Sales	$172,909	$-0-
Cost of Sales	84,019	-0-
Gross Profit	88,890	-0-

Selling, General and Administrative Expenses	1,210,107	294,493
Impairment of Goodwill	10,415,747	—
Loss From Operations	(11,536,964)	(294,493)
Other Income (Expense):
Interest Income	25, 209	43,428
Total Other Income (Expense)	25, 209	43,428
Loss from Continuing Operations Before
Income Taxes	(11,511,755)	(251,056)
Income Taxes Provision	—	—
Net Loss From Continued Operations	(11,511,755)	(251,056)
Income From Discontinued Operations Net of Income Tax Benefit of $0 in 2007	—	604
Net Loss	$(11,511,755)	$(250,461)
Loss Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.05)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)
Net Loss Per Share	$(0.05)	$(0.00)
Weighted Average Common Shares
Outstanding - Basic and Diluted	221,854,881	221,854,881

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DISCONTINUED OPERATIONS

Through March 31, 2008, business activities for the consumer personal care products continued however the anticipated results were not successful and the Company discontinued those operations.

The accompanying consolidated statements of operations have been adjusted to classify the gross profit earned from the sale and distribution of these products as discontinued operations. Discontinued operations for the years ended December 31, 2008 and 2007 were $0 and $604, respectively.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -RELATED PARTY TRANSACTION

The Company occupies office space on an "as need” basis in Davie, Florida. The space is provided rent-free by the Company's Chief Financial Officer’s accounting firm.  Due to the limited amount of time the office space is utilized by the Company its value is deemed to be immaterial.

NOTE 13-   ACCOUNTING CHANGES AND ERROR CORRECTIONS

The Company has adopted SFAS 154-Accounting Changes and Error Corrections as a result of recording the issuance of the Company’s common stock to AEN members at the stock’s estimated fair value, which resulted in an understatement of the estimated recoverable value of recorded goodwill of approximately $10 million. The Company’s management has determined that it improperly accounted for the business combination with AEN in March 2008, which resulted in an understatement of the estimated recoverable value of recorded goodwill.  The Company will be restating its financial statements for the quarters ended March 31, June 30 and September 30, 2008, to record goodwill on the acquisition at the excess of the fair value of the  consideration given (i.e., the common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired. The effect of the adjustment related to the business combination in March 2008 recorded goodwill at the fair value of $10,415,747. For the year ended December 31, 2008 the Company recognized impairment on goodwill for the entire $10.4 million.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (CONTINUED)

The following table illustrates the adjustments that were made to the originally reported amounts on the balance sheet and income statement at December 31, 2008:

Brampton Crest International, Inc. and Subsidiaries
Consolidated Balance Sheet (Restated)
Year Ended December 31, 2008

	As Reported	Adjusted	As Restated
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,400,058	(1,025,000)	$375,058
Marketable Securities	—	1,025,000	1,025,000
Notes Receivable	—	—	—
Accounts Receivable	31,147		31,147
Total Current Assets	1,431,205		1,431,205
Property and Equipment, net	355,220		355,220
Other Assets:
Deposits and Prepaid Expenses	6,294		6,294
Trademarks	10,650		10,650
Total Other Assets	16,944		16,944
TOTAL ASSETS	$1,803,369		$1,803,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	25,391		$25,391
Due to officer	95,926		95,926
Total Current Liabilities	121,317		121,317
STOCKHOLDERS’ EQUITY
Preferred stock	—		—
Common stock	221,854		221,854
Additional paid in capital	6,959,063	7,000,000	13,959,063
Accumulated deficit	(5, 498,865)	(7,000,000)	(12, 498,865)
Total Stockholders' Equity	1,682,052		1,682,052
Total Liabilities & Stockholders’ Equity	$1,803,369		$1,803,369

Brampton Crest International, Inc. and Subsidiaries
Consolidated Statements of Operations (Restated)
Year Ended December 31, 2008

	As Reported	As Restated	As Restated
Sales	$172,909		$172,909
Cost of Sales	84,019		84,019
Gross Profit	88,890		88,890
Selling, General and
Administrative Expenses	1,149,996		1,149,996
Impairment of Goodwill	3,415,747	7,000,000	10,415,747
Loss From Operations	(4,476,853)	(7,000,000)	(11,476,853)
Other Income (Expense):
Interest Income	25,209		25,209
Total Other Income (Expense)	25,209		25,209
Loss from Continuing Operations Before
Income Taxes	(4,451,644)	(7,000,000)	(11,451,644)
Income Taxes Provision	—		—
Net Loss From Continued Operations	(4,451,644)	(7,000,000)	(11,451,644)
Income From Discontinued Operations Net of
Income Tax Benefit of $0 in 2007	-0-		-0-
	$(4,451,644)	$(7,000,000)	$(11,451,644)
Net Loss
Loss Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.03)	$(0.04)	$(0.07
Discontinued Operations	$(0.00)	$(0.00)	$(0.00
Net Loss Per Share	$(0.03)	$(0.04)	$(0.07
Weighted Average Common Shares
Outstanding - Basic and Diluted	163,825,550	-0-	163,825,550

NOTE  14-  COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases office space of approximately 2,220 square feet in Miami, Florida for a monthly rental of approximately $5,007. Including monthly maintenance charges. The lease terminates on December 31, 2009. The company has no other obligations beyond December 31, 2008. The future commitments under this lease are as follows:

Year Ending December 31,	Annual Rental

2009	$60,084
2010	-0-
2011	-0-
$60,084

Rent expense was $50,936 for the year ended December 31, 2008