Form 10-Q/A
period 2009-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2009-07-09
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

BRAMPTON CREST INTERNATIONAL INC.

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)
UNAUDITED

	March 31,	December 31,
	2009	2008

	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$247,302	$150,058
Marketable Securities	775,000	1,250,000
Accounts receivable	82,539	31,147
Total current assets	1,104,841	1,431,205
PROPERTY AND EQUIPMENT, NET	356,811	355,220

Deposits and Prepaid Expenses	4,044	6,294
Trademarks	10,650	10,650
Total Other Assets	14,694	16,944
TOTAL ASSETS	$1,476,346	$1,803,369
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,772	$25,391
Due to Officer	95,926	95,926
TOTAL CURRENT LIABLILITIES	103,698	121,317

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2009 and December 31, 2008	$-	$-

Common stock, $.001 par value; 950,000,000 shares authorized, 221,854,881 shares issued and outstanding at March 31, 2009 and December 31, 2008	221,854	221,854
Additional paid-in capital	13,959,063	13,959,063
Accumulated deficit	(12,808,269)	(12,498,865)
Total stockholders' equity	1,372,648	1,682,052
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,476,346	$1,803,369

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

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,404)	$(43,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,000	—
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts receivable	(51,392)	—
Deposits and Prepaid Expenses	2,250	—
Accounts payable and accrued expenses	(17,619)	(10,149)
Net Cash Used In Operating Activities	(346,165)	(53,176)
Cash Flow from Investing Activities	—	—
Fixed Assets Purchased	(31,591)	(12,279)
Cash acquired at acquisition	—	19,349
Net Cash (used in) provided by Investing Activities	(31,591)	7,070
Cash Flows From Financing Activities
Private Placement-Net of expenses	—	915,681
Net Cash Provided By Financing Activities	—	915,681
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(377,756)	869,575
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,400,058	381,479
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,022,302	$1,251,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$—	$61,194
Cash acquired at acquisition	—	19,349
Other assets	—	12,900
Loan payable	—	(204,337)
Officer loan	—	(95,926)
Accounts Payable	—	(108,927)
Goodwill	—	3,415,747
Common stock issued for acquisition	—	(3,100,000)
Total	—	—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Brampton Crest International, Inc. and its Subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the December 31, 2008 Form 10-K except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended March 31, 2009 and 2008. This Amendment No. 1 is being filed to restate the Condensed Consolidated Balance Sheet as of March 31, 2009.

BACKGROUND OF RESTATEMENT

On July 7, 2009, management of the Company concluded that its financial statements for the three months ended March 31, 2009 and 2008, which are included in its Form 10Q for the quarter ended March 31, 2009, did not properly account for stockholders’ equity as of March 31, 2009 in accordance with United States generally accepted accounting principles.  Management also noted various technical issues regarding the presentation and disclosure of the financial statements that necessitated restatement.

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

The Company’s management has determined that it improperly accounted for the business combination with AEN in March 2008, which resulted in an understatement of the estimated recoverable value of recorded goodwill of approximately $10 million. The Company restated its financial statements for the quarter ended March 31, 2009, to record goodwill on the acquisition at the excess of the book value of the  consideration given (i.e., the fair value of common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired.   These units have been subsequently revalued as part of the accounting effect of the issuance of shares and goodwill has been adjusted on the Company’s restated financial statements for the quarter ended March 31, 2009.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the adjustments that were made to the amounts reported in the 10Q on the balance sheet at March 31, 2009

Brampton Crest International, Inc.
Condensed Consolidated Balance Sheet (Restated)
Quarter Ended March 31, 2009

	As Reported	Adjusted	As Restated
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$247,302	$-	$247,302
Marketable Securities	775,000		775,000
Accounts Receivable	82,539	-	82,539
Total Current Assets	1,104,841	-	1,104,841
PROPERTY AND EQUIPMENT:	356,811		356,811
OTHER ASSETS:
Deposits and Prepaid Expenses	4,044	-	4,044
Trademarks	10,650		10,650
Total Other Assets	14,694	-	14,694
TOTAL ASSETS	$1,476,346	$-	$1,476,346
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$7,772	$-	7,772
Due to Officer	95,626	-	95,626
Total Current Liabilities	103,698	-	103,698
TOTAL LIABILITES
Stockholders' Equity
Preferred Stock	$—	$—	$—
Common Stock	221,854	-	221,854
Additional Paid in capital	6,959,063	7,000,000	13,959,063
Accumulated Deficit	(5,808,269)	(7,000,000)	(12,808,269)
Total Stockholders' Equity	1,372,348	-	1,372,648
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,476,346	$-	$1,476,346

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ORGANIZATION AND CAPITALIZATION

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2009 and December 31, 2008, the Company had cash equivalents in the amount of approximately $775,000 and $1,250,000, respectively, all in low risk investments or bank accounts.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of March 31, 2009 and December 31, 2008, there were approximately $775,000 and $1,250,000, respectively in their accounts. The company has not experienced any losses in such accounts.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations  (“FAS 141R”), FSP No. FAS 142-3,  Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), Statement No. 160,  Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51  (“FSP 160”), Statement No. 161,  Disclosures about Derivative Instruments and Hedging Activities  (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”),  Accounting for Collaborative Arrangements,  EITF Issue No. 08-6,  Equity Method Investment Accounting Considerations  (“EITF 08-6”), EITF Issue No. 08-7,  Accounting for Defensive Intangible Assets  (“EITF 08-7”), FASB Staff Position EITF 03-6-1 , Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities  (“FSP EITF 03-6-1”) and FASB Staff Position APB 14-1,  Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1,  Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise fromcontingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5,  Accounting for Contingencies  (“FAS 5”) ,  and FASB Interpretation No. 14,  Reasonable Estimation of the Amount of a Loss.  If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market	$247,302	$247,302	$—	$—

Marketable securities:
Mutual Funds	750,000	750,000	—	—
Preferred/Fixed
Rate Cap
Securities	25,000	—	25,000	—

Total assets	$1,022,302	$997,302	$25,000	$—

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

NOTE 10 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	March 31, 2009	December 31, 2008
Website development	5 Years	$267,928	$267,928
Conference display	5 Years	8,559	8,559
Computer and software	5 Years	189,601	158,010
Installation Parts	5 Years	16,502	16,502
Leasehold improvements	2 Years	6,445	6,445
Furniture	5 Years	9,130	9,130
Total Property and Equipment		$498,165	$466,574
Accumulated Depreciation		(141,354)	(111,354)
Total Property and Equipment, Net		$356,811	$355,220

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

Current Assets

Cash and cash equivalents increased from $150,058 on December 31, 2008 to $247,302 on March 31, 2009, primarily as a result the net loss for the quarter by the Company and redemption of marketable securities.

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

ITEM 4T. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2009, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A the Company is in the process of re-evaluating its controls in order to be effective for the current year.

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