Form 10-Q
period 2009-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2009-08-14
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒      No.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non–Accelerated filer  ☐  Small Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2009
Common stock, $0.001 par value	149,054,881

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,669	$375,058
Marketable securities	406,500	1,025,000
Accounts receivable	33,111	31,147
Total current assets	473,280	1,431,205
PROPERTY AND EQUIPMENT, NET	359,242	355,220
OTHER ASSETS
Deposits and prepaid expenses	7,069	6,294
Trademarks	10,650	10,650
Total Other Assets	17,719	16,944
TOTAL ASSETS	$850,241	$1,803,369
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$97,525	$25,391
Due to officer	95,926	95,926
TOTAL CURRENT LIABILITIES	193,451	121,317

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2009 and December 31, 2008	$-	$-

Common stock, $.001 par value; 950,000,000 shares authorized,149,054,881 and 221,854,881 shares issued and outstanding at June 30, 2009 and December 31, 2008 respectively	149,054	221,854
Additional paid-in capital	13,831,863	13,959,063
Accumulated deficit	(13,324,127)	(12,498,865)
Total stockholders' equity	656,790	1,682,052
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$850,241	$1,803,369

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008		2009	2008
SALES	$32,529	$	- 0-	$114,936	$-0-
COST OF SALES	2,194		-0-	41,123	-0-
GROSS PROFIT	30,335		-0-	73,813	-0-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	545,568		356,978	899,761	411,538
LOSS FROM OPERATIONS	(515,233)		(356,978)	(825,948)	(411,538)

OTHER INCOME (EXPENSE)
INTEREST INCOME/EXPENSE	375		1,104	1,686	12,637
TOTAL OTHER INCOME (EXPENSE)	(514,858)		1,104	1,686	12,637

LOSS BEFORE INCOME TAXES	(514,858)		(355,874)	(824,262)	(398,901)
INCOME TAX PROVISION	-		-	-	-
NET LOSS	(514,858)		(355,874)	(824,262)	(398,901)
LOSS PER SHARE-

BASIC AND DILUTED LOSS PER SHARE:
NET LOSS PER SHARE	(0.00)		(0.00)	(0.01)	(0.00)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	205,677,103		125,009,511	213,765,992	88,264,111

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(824,262)	$(398,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,000	31,398
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,964)	—
Deposits and prepaid expenses	(775)	(48,650)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	72,134	1,177
Net Cash Used In Operating Activities	(694,867)	(414,976)
Cash Flows from Investing Activities	—	—
Marketable securities redeemed (purchased)	618,500	(600,000)
Fixed assets purchased	(65,022)	(249,975)
Cash acquired at acquisition	—	19,349
Net Cash Provided By (Used In) Investing Activities	553,478	(830,626)
Cash Flows from Financing Activities
Repurchase of stock	(200,000)	—
Private placement-net of expenses	—	1,345,481
Net Cash (Used In) Provided By Financing Activities	(200,000)	1,345,481

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(341,389)	99,879
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	375,058	31,479
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,669	$131,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$—	$61,194
Cash acquired at acquisition	—	19,349
Other assets	—	12,900
Loan payable	—	(204,337)
Officer loan	—	(95,926)
Accounts payable	—	(108,927)
Goodwill	—	10,415,747
Common stock issued for acquisition	—	(10,100,000)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIAIRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Brampton Crest International, Inc. and its Subsidiaries (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the December 31, 2008 Form 10-K/A except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three and six month ended June 30, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and cash flows for the three and six months ended June 30, 2009 and 2008. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

NOTE 2 - BUSINESS

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

NOTE 2 BUSINESS (CONTINUED)

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

Effective June 15, 2009, Robert Adams for the sum of $100,000, redeemed 24,000,000 of the 25,000,000 shares held in the name of Adams Family Company LLC of which Robert Adams is the controlling Member.  Also Matthew Streab, for  the sum of $100,000, redeemed 24,000,000 of the 25,000,000 shares held in the name of RMS Associates of Broward, LLC of which Matthew Streab is the controlling Member. The 48,000,000 shares redeemed were subsequently cancelled by the Company.

Effective June 15, 2009, Bryan Norcross and Max Mayfield each redeemed 12,500,000 shares of common stock for no consideration and the 25,000,000 shares were subsequently cancelled by the Company.

Effective June 15, 2009, Robert Adams resigned as a member of the Board of Directors and as an Officer of the Company to pursue other interests. To the knowledge of the Board and executive officers of the Company, Mr. Adams had no disagreement with the Company on any matter related to the Company's operations, policies or practices

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three and six months or less to be cash equivalents. At June 30, 2009 and December 31, 2008, the Company had cash equivalents in the amount of approximately $34,000 and $375,000, respectively, all in low risk investments or bank accounts.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of June 30, 2009 and December 31, 2008, there were approximately $406,500 and $1,025,000, respectively in the company’s accounts. The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. AEN extends credit without requiring collateral. Laurentian may require collateral from its customers; however, its primary business is making secured short and medium term loans, not periodically extending trade credit in connection with the sale of other products or services. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had accounts receivable of  $33,111 and $31,147 at June 30, 2009 and December 31, 2008 respectively.

AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc., (NBCU) pursuant to which AEN is to provide its expertise and experience on engineering and meteorological issues to Peacock,  NBC News, and the Weather Channel. The agreement, which commenced as of July 21, 2008 and continued through April 30, 2009, contemplates close and regular interaction between AEN and NBCU and seeks AEN’s advice with respect to matters such as growth opportunities in programming and technology.

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

Long-lived assets are reviewed for impairment whenever events or circumstances  indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test was performed based on assumptions concerning the amount and timing of estimated future cash flows reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated or understated. Management believes that a change in any material underlying assumptions would not by itself result in the need to impair an asset.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of and for the six months ended June 30, 2009, the Company had no impairment of long-lived assets.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2009. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the consolidated statement of operations for the periods ended June 30, 2009 and 2008.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarter ended June 30, 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic  loss  per  share  in the  future  that  were  not  included  in the computation  of  diluted  loss  per  share  because  to  do so  would  be  anti-dilutive.

	Quarter Ended	Year Ended
	June 30,	December 31,
	2009	2008
Warrants	600,000	800,000
Total	600,000	800,000

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

For the three and six months ended June 30, 2009  the Company did not grant any stock options.

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations  (“FAS 141R”), FSP No. FAS 142-3,  Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), Statement No. 160,  Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51  (“FSP 160”), Statement No. 161,  Disclosures about Derivative Instruments and Hedging Activities  (“FAS 161”), EITF Issue No. 08-6,  Equity Method Investment Accounting Considerations  (“EITF 08-6”), EITF Issue No. 08-7,  Accounting for Defensive Intangible Assets  (“EITF 08-7”), FASB Staff Position EITF 03-6-1 , Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities  (“FSP EITF 03-6-1”) and FASB Staff Position APB 14-1,  Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).

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

FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise. The adoption of this standard in 2009 has not had a significant impact on the determination or reporting of our financial results.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 14, 2009.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 6 -FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS 157, the Company measures cash equivalents and marketable securities at fair value.  Our cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because our cash equivalents, marketable securities and other investments are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market	33,669	33,669	—	—
Marketable securities:
Mutual Funds	381,500	381,500	—	—
Preferred/Fixed
Rate Cap
Securities	25,000	—	25,000	—

Total assets	$440,169	$415,169	$25,000	$—

No other than temporary impairments were recognized for the three and six months ended June 30, 2009.

NOTE 7 -INCOME TAXES

As of June 30, 2009 the Company had Federal and state net operating losses of approximately $5,839,000, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years  through 2028.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED)

The  temporary  differences  that give rise to  deferred  tax  assets  and  liabilities at year end are as follows:
	June 30,	December 31,
	2009	2008
Deferred tax asset due net operating losses	$2,479,000	$2,200,000
Less: Valuation allowance	(2,479,000)	(2,200,000)

Net deferred tax asset	$—	$—

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future.  Management expects that they will not have benefit in  the  future. Accordingly, a full valuation  allowance  has  been  established.

NOTE 8 -COMMON STOCK

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

During the second and third quarters of 2008 the Company accepted subscriptions for 9,915,943 shares of common stock, at a price of $.17 per share, resulting in gross proceeds $1,671,710.  After legal costs and commissions the net proceeds to the Company were approximately $1,559,000.  No other warrants or options are associated with the stock purchase.  The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

REDEMPTION AND CANCELLATION OF COMMON STOCK

Effective June 15, 2009, Robert Adams redeemed, for the sum of $100,000, 24,000,000 of the 25,000,000 shares held in the name of Adams Family Company LLC of which Robert Adams is the controlling Member.  Also Matthew Streab, for  the sum of $100,000, redeemed 24,000,000 of the 25,000,000 shares held in the name of RMS Associates of Broward, LLC of which Matthew Streab is the controlling Member. The 48,000,000 shares were subsequently cancelled by the Company.

Effective June 15, 2009, Bryan Norcross and Max Mayfield each redeemed 12,500,000 shares of common stock for no consideration, and the 25,000,000 shares were subsequently cancelled by the Company.

COMMON STOCK OUTSTANDING

As of June 30, 2009 and December 31, 2008, 950,000,000 shares of common stock were authorized at a par value of $.001 per share. As of the respective dates, the Company had 149,054,881 and 221,854,881 shares issued and outstanding.

200,000 shares of common stock were issued in 2009 as a result of the exercise of warrants.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMON STOCK (CONTINUED)

STOCK WARRANTS

The following represents the stock warrant activity during the years ended December 31, 2008 and quarter ended June 30, 2009:
		Weighted
		Average
	Warrants	Price
Balance, 12/31/07	51,100,000	$.001
Activity:
Activity 1/1/08-12/31/08-Warrants exercised	(50,300,000)	.001
Balance, 12/31/08	800,000	$.001
Activity:
Activity 1/1/09-6/30/09—Warrants exercised	(200,000)	—
Balance, 6/30/09	600,000	$.001

NOTE 9 - ACQUISITIONS

The summarized unaudited pro forma financial information for the quarter ended June 30, 2008 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2008:

Six Months
Ended
June 30,
2008
SALES	$—
COST OF SALES	—
GROSS PROFIT	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	472,149
LOSS FROM OPERATIONS	(472,149)
OTHER INCOME
Interest income	13,089
Total Other Income	13,089
LOSS BEFORE INCOME TAXES	(459,060)
INCOME TAX BENEFIT	—

NET LOSS	$(459,060)
LOSS PER SHARE - BASIC AND DILUTED	$ (-)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	149,054,881

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DUE TO OFFICERS

Prior to the acquisition of AEN its President and current CEO of Brampton advanced the Company funds for legal and other start up costs for the Company’s operations. These advances are non-interest bearing and are expected to be paid at an undetermined date.

NOTE 11 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	June 30, 2009	December 31, 2008
Website development	5 Years	$286,327	267,928
Conference display	5 Years	8,559	8,559
Computer and software	5 Years	194,342	158,010
Installation parts	5 Years	24,697	16,502
Leasehold improvements	2 Years	6,445	6,445
Furniture	5 Years	10,226	9,130
Total Property and Equipment		$530,596	466,574
Accumulated Depreciation		(171,354)	(111,354)
Total Property and Equipment, Net		$359,242	355,220

NOTE  - 12 SUBSEQUENT EVENT

Effective August 13, 2009, Robert Wineberg resigned as an Officer and member of the Board of Directors of the Company.  Effective August 13, 2009, Mr. Wineberg shall be an advisor to the Company.  There are no disagreements with Mr. Wineberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the second and third quarters of 2008 the Company accepted subscriptions for 9,915,943 shares of common stock, at a price of $.17 per share, resulting in gross proceeds of One Million six hundred seventy-one thousand seven hundred and ten Dollars ($1,671,710).  After legal costs and commissions the net proceeds to the Company were approximately $1,525,000.  No other warrants or options are associated with the stock purchase.  The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

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

Effective March 19, 2008, our company and a subsidiary acquired all the stock of America’s Emergency Network, LLC from its four members.

America's Emergency Network will link Emergency Operations Centers (EOC's) in cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other government agencies. The satellite-based system will send video feeds of news briefings by emergency officials issued at any EOC in any location to all users instantly. The satellite-based system is designed to operate before and after disasters, even when telephone, cell phone, and terrestrial internet systems have failed. In addition, during short-fuse emergencies (tanker accidents, bio-hazards, etc.), America's Emergency Network will provide an instant communications link directly to all subscribing media outlets. Critical information will reach the public much sooner since all subscribing media outlets will receive the text and video feeds at once.

Aside from AEN, there is no standardized, dedicated and secure distribution infrastructure for disseminating critical information and instructions issued in news briefings by local, state and federal emergency management agencies that overcomes the delays and incomplete-distribution limitations of the everyday news-coverage system. Local municipalities are especially handicapped by the current system because of the practical and physical limitations intrinsic to covering news. For example, even major television stations do not have enough crews to cover the news briefings that would be held in every municipality in their coverage area after a regional disaster. However, during an emergency, each mayor or emergency manager has valuable information to dispense – information that could be critical to the health and safety of the residents in his/her area of responsibility – and the volume of information that needs to be effectively communicated has no relation to the number of reporters or crews the local television stations has available. (This is particularly true given the aggressive staffing cuts made at the local television level and at newspapers and their websites in recent years.) AEN fills this large and growing gap in the system. All municipalities, regardless of their size, will be able to participate in the AEN emergency-information distribution system, and feeds will be accessible by media outlets without regard to the availability of reporters, crews or field resources.

With AEN, for the first time emergency managers will have a direct, always-on connections to the media and the public. With AEN, broadcast television stations, online newspapers and other key media partners will have the ability to receive live video feeds of news briefings from government agencies – as they occur – without the need to deploy reporters, camera crews or satellite equipment. The general public will receive the same briefings via the internet and, eventually, on planned dedicated cable, satellite and broadcast television channels (AEN-TV). Additionally, the same distribution backbone will be used to develop a for-profit, parallel system to distribute emergency information for non-governmental organizations (such as universities and health-care organizations) and for private businesses.

During 2008, beta deployments of the AEN Network were installed in ten (10) Florida governmental agencies. During Tropical Storm Fay and Hurricanes Gustav, Hanna and Ike, governmental emergency management personnel successfully used AEN to broadcast messages from the governor of Florida and other public officials. This included storm forecasts, evacuation plans, school closings, shelter locations and other critical information. Applicable localized information was carried live by the South Florida Sun-Sentinel ( www.sunsentinel.com ), the Florida Times-Union ( www.jacksonville.com ), the Miami Herald ( www.miamiherald.com ), and the Fort Myers News-Press (www.news-press.com). Though neither AEN nor any of these news sites actively promoted or advertised AEN’s feeds to the public, except on the AEN’s and the news-sites’ home pages, the information nonetheless was widely viewed. Feedback throughout the beta was very positive from our governmental and media partners, and we have received several inquiries from additional governmental agencies, media outlets and private companies interested in utilizing our service – both in and out of Florida. In spite of the favorable response to our beta program, our projected rate of revenue growth has been adversely affected by the current downturn in the overall economy; however, management remains optimistic and believes that overall future anticipated demand for our services will continue to be robust. Our management acknowledges that the economic downturn has created uncertainty in both the size and administration of governmental budgets. To that end, the Company is working with governmental entities whose budgets have been affected and other entities to identify and acquire additional sources of funding, including goverment grant programs, to install and maintain the AEN system.

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

AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc., pursuant to which AEN is to provide to Peacock its expertise and experience on engineering and meteorological issues. In return, AEN is provided with a revenue stream and an opportunity to actively explore new potential uses and deployments of the AEN network with industry leading, world-class brands. The agreement, which commenced on July 21, 2008 and continued through April 30, 2009, includes close and regular interaction between AEN and NBCU, and included AEN’s advice with respect to matters such as growth opportunities in programming and technology. In addition, the agreement explicitly acknowledged the parties’ intent to enter into good faith negotiations concerning the possible integration of AEN technology into the NBC and/or its affiliated companies, though neither party is under any firm commitment to do so.

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

In the quarter ended June 30, 2009, a permanent network was deployed and the conversion of the beta systems that were deployed in 2008 over to that network was begun. The permanent network is an expanded version of the temporary beta system with enhancement derived from the beta process as well as additional security measures. In addition, sales plans and system packages were finalized and detailed proposals were prepared. In addition, in response to the cutbacks in government funding that occurred in 2008, the management elected to accelerate the introduction of AEN technology into other markets less affected by the economic climate. The process of packaging existing products for other markets and introducing complementary products was begun and continues. Since AEN’s products can lead to cost savings as well as additional content for media outlets, we expect that simultaneous development of products for that market as well as for government agencies will be beneficial.

In addition, in the quarter ended June 30, 2009, the management elected to focus company resources on increasing the number of distribution partners for its feeds, mainly the co-owned websites of television and radio stations and newspapers. It is expected that a significant number of websites will sign up to carry the streaming video feeds from the National Hurricane Center in Miami and other government agencies in Florida for the oncoming 2009 hurricane season. In turn, we expect that the larger distribution network will encourage more government agencies to subscribe to the AEN system to distribute critical news briefings.

SIX MONTHS ENDED JUNE 30, 2009
COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Sales increased from $-0- for the six month period ended June 30, 2008 to $114,936 for the six month period ended June 30, 2009, primarily as a result of revenues from the contract with Peacock Productions and the State of Florida.

Costs of sales increased from $-0- for the six month period ended June 30, 2008 to $41,123 for the six month period ended June 30, 2009, primarily due to costs associated with the Peacock Productions contract including personnel dedicated to this contract.

Sales and general and administrative expenses increased from $411,538 for the six month period ended June 30, 2008 to $899,761 for the six month period ended June 30, 2009 due to costs associated with the AEN merger. The increase consists primarily of $360,620 of salary and payroll related expenses and costs paid to independent contractors of $114,397 for consultants and professional fees.

Other income (expenses) for the six month ended June 30, 2009 decreased by $10,951 due to reduction of interest income being earned on investments.

Net loss increased to a net loss of $824,262 for the six month period ended June 30, 2009 from net loss of $398,901 for the six months period ended June 30, 2008, due to the above analysis of Income and Expenses.

Current Assets

Cash and marketable securities decreased from $1,400,058 on December 31, 2008 to $440,169 on June 30, 2009, primarily as a result the net loss for the six months by the Company.

Total assets decreased from $1,803,369 on December 31, 2008 to $850,241 on June 30, 2009, primarily as a result of decrease in cash from operations.

Current liabilities increased from $121,317 on December 31, 2008 to $193,451 on June 30, 2009, due to the accruals of professional fees and consultants for the recent quarter.

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

THREE MONTHS ENDED JUNE 30, 2009
COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Sales increased from $-0- for the three month period ended June 30, 2008 to $32,529 for the three month period ended June 30, 2009, primarily as a result of revenues from the contract with Peacock Productions and the State of Florida.

Costs of sales increased from $-0- for the three month period ended June 30, 2008 to $2,194 for the three month period ended June 30, 2009, primarily due to costs associated with the Peacock Productions contract including personnel dedicated to this contract.

Sales and general and administrative expenses increased from $356,978 for the three month period ended June 30, 2008 to $545,568 for the three month period ended June 30, 2009 due to costs associated with the AEN merger. The increase consists primarily of $115,671 of salary and payroll related expenses and costs paid to independent contractors of $38,797 for consultants and professional fees.

Other income (expenses) for the three months ended June 30, 2009 decreased by $729 due to reduction of interest income being earned on investments.

Net loss increased to a net loss of $514,858 for the three month period ended June 30, 2009 from net loss of $355,874 for the three month period ended June 30, 2008, due to the above analysis of Income and Expenses.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2009.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2009. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2008 and communicated the matters to our management.

We will take the following approach to mitigate and correct the material weaknesses identified above, and to improve internal controls over financial reporting and disclosure controls and procedures: (i) implement procedures that will create more involvement from the Board in the overall financial reporting process by way of extensive monitoring and oversight as a mitigating control for our lack of segregation of duties, (ii) establish an Audit Committee with persons of technical accounting expertise, and (iii) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii)ineffective controls over period end financial close and reporting processes.  Further, management believes that the implementation of procedures to create more involvement from the Board by way of monitoring and oversight and the creation of a separate Audit Committee with persons of technical accounting expertise and knowledge will result in controls that mitigate our lack of segregation of duties and will also provide more checks and balances within the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A significant portion of our business plan relies upon our ability to successfully charge licensing and other fees to governmental agencies for our services.    The recent worldwide financial crisis, coupled with dramatic reductions in state revenues due to reduced property values and the economic downturn, creates substantial additional uncertainty in both the size and administration of governmental budgets.  In turn, our business plan may be adversely affected if governmental budgets continue to be reduced, if any limitations or restrictions are placed upon the acquisition of new products or services like ours (such as a “freeze” on new products or services) or if expenditure priorities are changed, particularly if budgets available for emergency management services are reduced.    We believe that our services provide a key benefit to emergency managers and the general public,  and that we will ultimately be able to successfully market our services on a widespread basis  but we have no control over general economic conditions or the administration of public funds, so the actual timing of the rate of adoption is subject to additional uncertainty.    Should such uncertainties otherwise adversely affect the execution of our business plan, we will make appropriate adjustments to our plan, generally, and/or to the execution of our plan, specifically, in light of the then-available resources, existing prospects, and rapidly changing conditions.   By way of example, since the adoption rates in the governmental sector have been significantly reduced, we may elect to reduce our operating budget and divert more resources toward the pursuit of private sector (rather than governmental) licensees, adjust the pricing or terms of our offerings, or any combination of the foregoing.   In anticipation of the potential for a reduction in the short-term revenue from our services, particularly from our governmental prospects, we have already scaled back expenditures beyond previously planned levels.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchases of equity securities during the period ended June 30, 2009

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form except as follows:

Effective August 13, 2009, Robert Wineberg resigned as an Officer and member of the Board of Directors of the Company.  Effective August 13, 2009, Mr. Wineberg shall be an advisor to the Company.  There are no disagreements with Mr. Wineberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on August 14, 2009.

BRAMPTON CREST INTERNATIONAL INC.

Date: August 14, 2009	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: August 14, 2009	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer