Form 10-Q/A
period 2008-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2009-10-06
CIK 1321002

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 3)

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

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐ Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 6, 2009
Common stock, $0.001 par value	148,218,881

EXPLANATORY NOTE:

On July 7, 2009, the Company’s Board of Directors and management determined that our financial statements for the quarter ended March 31, 2008 could no longer be relied upon because of a change in the accounting treatment of the Merger discussed and accounted for in those financial statements. Note 2 of the attached consolidated financial statements describes the revisions that have been made to the consolidated financial statements. We have also revised “Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.  In addition, we have revised “Item 4.  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K.

Other than these changes, the disclosures in this amended report are as of the initial filing date of May 15, 2008 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer have been filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

PART I – FINANCIAL STATEMENTS

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS-RESTATED

(Unaudited)

	March 31,	December 31,
	2008	2007
	(As Restated)	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$201,054	$31,479
Marketable Securities	1,050,000	350,000
Note receivable	-	204,337
Total current assets	1,251,054	585,816
PROPERTY AND EQUIPMENT
Website development	91,118	-
Computer and software	1,152	848
Leasehold improvement	1,500
Total Property and Equipment	93,770	848
Accumulated depreciation	(14,952)	(28)
Total property and equipment	78,818	820
OTHER ASSETS
Prepaid acquisition costs	-	11,622
Trademarks	10,650	-
Deposits	2,250	-
Goodwill	10,415,748	-
Total Other Assets	10,428,648	11,622
TOTAL ASSETS	$11,758,520	$598,258
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$101,743	$4,061
Due to Officer	95,926	-0-
TOTAL CURRENT LIABLILITIES	197,669	4,061
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2008 and December 31, 2007	$-	$-
Common stock, $.001 par value; 950,000,000 shares authorized, 161,518,764 and 51,518,764 shares issued and outstanding at March 31, 2008 and December 31, 2007	161,518	51,518
Additional paid-in capital	12,489,581	1,589,900
Accumulated deficit	(1,090,248)	(1,047,221)
Total stockholders' equity	11,560,851	594,197
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,758,520	$598,258

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

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-RESTATED
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,027)	$(34,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	60
Changes in operating assets and liabilities:
Decrease in assets:
Inventory	—	133
Increase in liabilities:
Accounts payable and accrued expenses	(10,149)	(8,053)
Net Cash Used In Operating Activities	(53,176)	(41,950)
Cash Flows From Investing Activities
Marketable securities purchased	(700,000)	—
Fixed Assets Purchased	(12,279)	—
Cash acquired at acquisition	19,349
Net Cash Used in Investing Activities	(692,930)	—
Cash Flows From Financing Activities
Private Placement-Net of expenses	915,681	—
Net Cash Provided by Financing Activities	915,681	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169,575	(41,950)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,479	864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,054	$822,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$61,194	$
Cash acquired at acquisition	19,349	—
Other assets	12,900	—
Loan payable	(204,337)	—
Officer loan	(95,926)	—
Accounts Payable	(108,928)	—
Goodwill	10,415,748	—

Common stock issued for acquisition	$10,100,000	$—

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

The Company is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q and Form 10Q/A (Amendment No.2) for the three months ended March 31, 2008 and 2007. This Amendment No. 3 is being filed to restate the Condensed Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007 and the related Condensed Consolidated Statements Cash Flows and the accompanying footnotes for the three months ended March 31, 2008.

BACKGROUND OF RESTATEMENT

On July 7, 2009, management of the Company concluded that its financial statements for the three months ended March 31, 2008 and 2007, which are included in its Form 10Q and 10Q/A for the quarter ended March 31, 2008, did not properly account for marketable securities, goodwill and stockholders’ equity as of March 31, 2008 in accordance with United States generally accepted accounting principles.  Management also noted various technical issues regarding the presentation and disclosure of the financial statements that necessitated restatement.

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

The Company determined that accounting errors existed in reporting the acquisition of AEN, as a result of the Company not appropriately determining the fair value of its common stock issued in connection with the acquisition. The Company has restated its financial statements for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008, and for the year ended December 31, 2008, to record goodwill on the acquisition at the excess of the fair value of the consideration given (i.e., the common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired. The restated financial statements include the disclosures required under SFAS No. 154, “Accounting Changes and Error Corrections”.

A revised stock price of $0.10 per share was used for the valuation of the common stock issued for the AEN acquisition. This price was derived from an average of the stock price at the time of the acquisition and the stock price used in the private placement dated March 24, 2008. This revaluation resulted in an increase of $10 million in the purchase price of AEN, to a total consideration of approximately $10.1 million, and a corresponding adjustment of the estimated recoverable value of recorded goodwill from approximately $400,000 to approximately $10.4 million.

The Company also discovered classification errors in its consolidated financial statements for cash and cash equivalents and marketable securities. The Company has reclassified marketable securities on its restated consolidated balance sheets for the aforementioned reporting periods. The Company has also corrected errors in reporting cash flow activity relative to purchases and redemptions of marketable securities on its restated consolidated statements of cash flows for the aforementioned reporting periods.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the adjustments that were made to the amounts reported in the 10Q and the 10Q/A (Amendment No. 1) on the balance sheet at March 31, 2008:

Brampton Crest International, Inc.
Condensed Consolidated Balance Sheet (Restated)
Quarter Ended March 31, 2008

	As Restated (Amendment No. 1)	Adjusted	As Restated (Amendment No. 3)
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,251,054	$(1,050,000)	$201,054
Marketable Securities	-	1,050,000	1,050,000
Total Current Assets	1,251,054	-	1,251,054
Website development	91,118	-	91,118
Computer and software	1,152	-	1,152
Leasehold improvements	1,500	-	1,500
Property and Equipment	93,770	-	93,770
Accumulated Depreciation	(14,952)	-	(14,952)
Total Property and Equipment	78,818	-	78,818
Trademarks	10,650	-	10,650
Deposits	2,250		2,250
Goodwill	415,748	10,000,000	10,415,748
Total Other Assets	428,648	10,000,000	10,428,648
TOTAL ASSETS	$1,758,520	$10,000,000	$11,758,520
LIABILITIES AND STOCKHOLDERS' EQUITY			-
Current Liabilities:
Accounts Payable	$101,743	$-	$101,743
Due to Officer	95,926	-	95,926
Total Current Liabilities	197,669	-	197,669
TOTAL LIABILITES
Stockholders' Equity			-
Preferred Stock	$—	$—	$—
Common Stock	161,518	-	161,518
Additional Paid in capital	2,489,581	10,000,000	12,489,581
Accumulated Deficit	(1,090,248)	-	(1,090,248)
Total Stockholders' Equity	1,560,851	10,000,000	11,560,851

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,758,520	$10,000,000	$11,758,520

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

MARKETABLE SECURITIES

The Company holds marketable securities with a brokerage institution. These investments are highly liquid, short term and the fair value of these securities has little or no change from the purchase price. The amounts held at March 31, 2008 and December 31, 2007 were approximately $1,050,000 and $350,000 respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of March 31, 2008 and December 31, 2007, there were approximately $1,050,000 and $350,000, respectively in these accounts. The Company has not experienced any losses in such accounts.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities, accounts receivable, accounts payable, accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and/or approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2008 and March 31, 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic  loss  per  share  in the  future  that  were  not  included  in the computation  of  diluted  loss  per  share  because  to  do so  would  be  anti-dilutive.

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007
Warrants	50,100,000	50,100,000
Total	50,100,000	50,100,000

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

NOTE 8 - ACQUISITIONS

The summarized unaudited pro forma financial information for the quarter ended March 31, 2008 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
SALES	$—	745
COST OF SALES	—	459
GROSS PROFIT	—	286
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	114,671	46,579
LOSS FROM OPERATIONS	(114,671)	(46,293)
OTHER INCOME
Interest income	11,985	12,203
Total Other Income	11,985	12,203
LOSS BEFORE INCOME TAXES	(102,686)	(34,090)
INCOME TAX BENEFIT	—	—
NET LOSS	$(102,686)	$(34,090)
LOSS PER SHARE - BASIC AND DILUTED	$ (—)	$ (—)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	221,854,881	221,854,881

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2008 our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Management identified the following control deficiencies that led to our assessment of the ineffectiveness of disclosure controls and procedures: (1) an inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.

(b)	Changes in Internal Controls

During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on October 6, 2009.

BRAMPTON CREST INTERNATIONAL INC.

Date: October 6, 2009	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: October 6, 2009	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer