Form 10-Q/A
period 2008-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2009-10-06
CIK 1321002

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

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

EXPLANATORY NOTE:

On July 7, 2009, the Company’s Board of Directors and management determined that our financial statements for the quarter ended June 30, 2008 could no longer be relied upon because of a change in the accounting treatment of the Merger discussed and accounted for in those financial statements. Note 2 of the attached consolidated financial statements describes the revisions that have been made to the consolidated financial statements. We have also revised “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.  In addition, we have revised “Item 4.  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K.

Other than these changes, the disclosures in this amended report are as of the initial filing date of August 14, 2008 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer have been filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

PART I – FINANCIAL STATEMENTS

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Restated)
Unaudited

	June 30,	December 31,
	2008 (As Restated)	2007 (As Restated)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$131,358	$31,479
Marketable Securities	950,000	350,000
Notes receivable	-	204,337
Total Current Assets	1,081,358	585,816
PROPERTY AND EQUIPMENT:
Website development	204,955	-
Conference display	8,559	-
Computer and software	5,560	848
Leasehold improvements	1,500	-
Equipment Off-site	106,367	-
Total Property and Equipment	326,941	848
Accumulated Depreciation	(46,350)	(28)
Total Property and Equipment	280,591	820
OTHER ASSETS:
Deposits and Prepaid Expenses	39,278	11,622
Trademarks	10,650	-
Goodwill	10,415,748	-
Total Other Assets	10,465,676
TOTAL ASSETS	$11,827,625	$598,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$30,887	$4,061
Due to Officer	95,926	-
Total Current Liabilities	126,813	-
TOTAL CURRENT LIABILITIES	126,813	4,061
STOCKHOLDERS EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2008 and December 31, 2007	$-	$-
Common stock, $.001 par value; 950,000,000 shares authorized, 198,264,660 and 51,518,764 shares issued and outstanding at June 30, 2008 and December 31, 2007	198,285	51,518
Additional paid in capital	12,888,614	1,589,900
Accumulated deficit	(1,386,087)	(1,047,221)
Total Stockholders' Equity	11,700,812	594,197
	$11,827,625	$598,258

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

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (restated)
(Unaudited)

	Six Months Ended
	June 30,
	2008 (As Restated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(398,901)		$(58,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,398		120
Changes in operating assets and liabilities:			480
Decrease (Increase) in assets:
Inventory	-0-		94
Prepaid expenses and deposits	(48,650)
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	1,177		(18,607)
Net Cash Used In Operating Activities	(414,976)		(76,176)
Cash Flows From Investing Activities
Marketable Securities purchased	(600,000)		-
Fixed Assets Purchased	(249,975)		-
Cash acquired at acquisition	19,349		-
Net Cash Used In Investing Activities	(830,626)		-
Cash Flows From Financing Activities
Proceeds from Sale of Common Stock, net of expenses	1,345,481		-
Net Cash Provided by Financing Activities	1,345,481		-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,879		(76,176)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,479		864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,358		$788,500
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$61,194		$-
Cash acquired at acquisition	19,349
Other assets	12,900		-
Loan payable	(204,337)		-
Officer loan	(95,926)
Accounts Payable	(108,928)
Goodwill	10,415,748		-
Common stock issued for acquisition	$10,100,000	$

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

The Company is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q and Form 10Q/A (Amendment No.1 and Amendment No.2) for the three and six months ended June 30, 2008 and 2007. This Amendment No. 3 is being filed to restate the Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 and the related Condensed Consolidated Statements of Cash Flows and the accompanying footnotes for the six months ended June 30, 2008.

BACKGROUND OF RESTATEMENT

On July 7, 2009, management of the Company concluded that its financial statements for the three and six months ended June 30, 2008 and 2007, which are included in its Form 10Q and 10Q/A for the quarter ended June 30, 2008, did not properly account for marketable securities, goodwill and stockholders’ equity as of June 30, 2008 in accordance with United States generally accepted accounting principles.  Management also noted various technical issues regarding the presentation and disclosure of the financial statements that necessitated restatement.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the adjustments that were made to the amounts reported in the 10Q and the 10Q/A (Amendment No. 1 and Amendment No. 2) on the balance sheet at June 30, 2008

Brampton Crest International, Inc.
Condensed Consolidated Balance Sheet (Restated)
Quarter Ended June 30, 2008

	As Restated (Amendment No. 1)	Adjusted	As Restated (Amendment No. 3)
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,081,358	$(950,000)	$131,358
Marketable Securities	—	950,000	950,000
Total Current Assets	1,081,358	-	1,081,358
PROPERTY AND EQUIPMENT:
Website development	204,955	-	204,955
Conference display	8,559	-	8,559
Computer and software	5,560	-	5,560
Leasehold improvements	1,500	-	1,500
Equipment Off-site	106,367	-	106,367
Property and Equipment	326,941	-	326,941
Accumulated Depreciation	(46,350)	-	(46,350)
Total Property and Equipment	280,591	-	280,591
OTHER ASSETS:
Deposits and Prepaid Expenses	39,278	-	39,278
Trademarks	10,650		10,650
Goodwill	415,748	10,000,000	10,415,748
Total Other Assets	465,676	10,000,000	10,465,676
TOTAL ASSETS	$1,827,625	$10,000,000	$11,827,625
LIABILITIES AND STOCKHOLDERS' EQUITY			-
CURRENT LIABILITIES:
Accounts Payable	$30,887	$-	30,887
Due to Officer	95,626	-	95,926
Total Current Liabilities	126,816	-	126,816
TOTAL LIABILITES
Stockholders' Equity
Preferred Stock	$—	$—	$—
Common Stock	198,285	-	198,285
Additional Paid in capital	2,888,614	10,000,000	12,888,614
Accumulated Deficit	(1,386,087)	-	(1,386,087)
Total Stockholders' Equity	1,700,812	10,000,000	11,700,812
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,827,625	$10,000,000	$11,827,625

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

Acquisition of America’s Emergency Network, LLC (“AEN”)

On March 19, 2008, the Company, America’s Emergency Network, LLC, a Florida limited liability company, Bryan Norcross, in his capacity as a member and representative of the members of America’s Emergency Network, LLC, Max Mayfield, a member of America’s Emergency Network, LLC, Matthew Straeb, a member of the America’s Emergency Network, LLC, Robert Adams, a member of America’s Emergency Network, LLC, and Brampton Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby America’s Emergency Network, LLC was merged into Brampton Acquisition Subsidiary Corp. Brampton Acquisition Subsidiary Corp’s name was subsequently changed to American’s Emergency Network, Inc. Pursuant to the terms and conditions of the Merger Agreement, the members of America’s Emergency Network, LLC received an aggregate of 100,000,000 shares of Company Common Stock.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, the Company had cash equivalents in the amount of approximately $131,000 and $31,000 respectively.

MARKETABLE SECURITIES

The Company holds marketable securities with a financial institution. The investments are highly liquid, short-term securities and the fair value of these securities has little or no change from the original purchase price. The amounts held at June 30, 2008 and December 31, 2007 were approximately $950,000 and $350,000 respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of June 30, 2008 and December 31, 2007, there were approximately $950,000 and $350,000, respectively in these accounts. The Company has not experienced any losses in such accounts.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the

Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the periods ended June 30, 2008 and December 31, 2007.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2008 and June 30, 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

	Quarter Ended	Quarter Ended
	June 30,	June 30,
	2008	2007
Warrants	25,400,000	50,100,000
Total	25,400,000	50,100,000

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

NOTE 3 - RECENT ACCOUNTING PROUNOUCEMENTSS (CONTINUED)

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market	131,358	131,358	—	—
Marketable securities:
Mutual Funds	925,000	925,000	—	—
Preferred/Fixed
Rate Cap
Securities	25,000	—	25,000	—

Total assets	$1,081,358	$1,056,358	$25,000	$—

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

Current Liabilities

Current liabilities increased from $4,061 at December 31, 2007 to $126,813 at June 30, 2008, due to additional accounts payable primarily as a result of liabilities assumed with the AEN merger and the costs incurred while developing the AEN product.

Liquidity and Capital Resources

We are financing our operations and other working capital requirements principally from the receipt of proceeds in the amount of $1,345,481 million from private placements of our securities received as of June 30, 2008. In addition, as previously discussed, the Company still has a private placement in process for an additional amount of approximately $2.1 million. Management intends to use the proceeds from the offering and the additional stock sales towards the implementation of the business plan including the AEN products and to provide working capital for future expansion of the Company's operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2008, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

(b)Changes in Internal Controls

During the quarter ended June 30, 2008 there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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