Form 10-Q/A
period 2008-09-30
BRAMPTON CREST INTERNATIONAL INC
filed 2009-10-06
CIK 1321002

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

 EXPLANATORY NOTE:

On July 7, 2009, the Company’s Board of Directors and management determined that our financial statements for the quarter ended September 30, 2008 could no longer be relied upon because of a change in the accounting treatment of the Merger discussed and accounted for in those financial statements. Note 2 of the attached consolidated financial statements describes the revisions that have been made to the consolidated financial statements. We have also revised “Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.  In addition, we have revised “Item 4.  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K.

Other than these changes, the disclosures in this amended report are as of the initial filing date of November 14, 2008 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer have been filed as exhibits to this Form 10-Q/A under Item 6 in Part II hereof.

BRAMPTON CREST INTERNATIONAL INC.

Part I – Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets-Restated
Unaudited

	September 30,	December 31,
	2008 (As Restated)	2007 (As Restated)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$109,116	$31,479
Marketable Securities	1,675,000	350,000
Notes Receivable	—	204,337
Accounts Receivable	76,438	—
Total Current Assets	$1,860,554	$585,816
Property and Equipment, net	349,610	820
OTHER ASSETS:
Deposits and Prepaid Expenses	23,322	11,622
Trademarks	10,650	—
Goodwill	10,415,747	—
Total Other Assets	10,449,719	11,622
TOTAL ASSETS	$12,659,883	$598,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$38,030	$4,061
Due to officer	95,926	—
Total Current Liabilities	133,956	4,061
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 950,000,000 shares authorized, 221,854,881 and 51,518,764 shares issued and outstanding at September 30, 2008 and December 31, 2007	221,854	51,518
Additional paid in capital	13,993,797	1,589,900
Accumulated deficit	(1,689,724)	(1,047,221)
Total Stockholders' Equity	12,525,927	594,197
Total Liabilities & Stockholders’ Equity	$12,659,883	$598,258

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

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows-Restated
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(642,503)	$(209,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,277	120
Loss on Disposal of Assets	—	480
Changes in operating assets and liabilities:
(Increase) Decrease in assets
Accounts Receivable	(76,438)
Inventory	—	46

Prepaid expenses and deposits	(9,450)	(11,621)
(Decrease) Increase in liabilities
Accounts payable and accrued expenses	(74,958)	13,526
Net Cash Used in Operating Activities	(742,072)	(206,755)
Cash Flows From In Investing Activities
Marketable securities purchased	(1,325,000)	—
Cash acquired at acquisition	19,349	—
Notes Receivable	—	(198,204)
Fixed Assets Purchased	(348,873)	—
Net Cash Used In Investing Activities	(1,654,524)	(198,204)
Cash Flows From Financing Activities
Proceeds from Sale of Common Stock, net of expenses	2,474,233	—
Net Cash Provided by Financing Activities	2,474,233	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,637	(404,959)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,479	864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,116	$459,717
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Cash acquired at acquisition	$19,349	$—
Fixed assets	61,194	—
Other assets	12,900	—
Loan payable	(204,337)	—
Officer loan	(95,926)	—
Accounts Payable	(108,927)	—
Goodwill	10,415,747	—
Common stock issued for acquisition	$10,100,000	$—

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

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

The Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q and Form 10Q/A (Amendment No.1) for the three and nine months ended September 30, 2008 and 2007. This Amendment No. 2 is being filed to restate the Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 and the related Condensed Consolidated Statements Cash Flows and the accompanying footnotes for the nine months ended September 30, 2008.

BACKGROUND OF RESTATEMENT

On July 7, 2009, management of the Company concluded that its financial statements for the three and nine months ended September 30, 2008 and 2007, which are included in its Form 10Q and 10Q/A for the quarter ended September 30, 2008, did not properly account for marketable securities, goodwill and stockholders’ equity as of September 30, 2008 in accordance with United States generally accepted accounting principles.  Management also noted various technical issues regarding the presentation and disclosure of the financial statements that necessitated restatement.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the adjustments that were made to the amounts reported in the 10Q on the balance sheet at September 30, 2008

Brampton Crest International, Inc.
Consolidated Condensed Balance Sheet (Restated)
Quarter Ended September 30, 2008

	As Orginally As Reported	Adjusted	As Restated (Amendment No. 2)
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,784,116	$(1,675,000)	$109,116
Marketable Securities	—	1,675,000	1,675,000
Notes Receivable	76,438		76,438
Total Current Assets	1,860,554	-	1,860,554
Property and Equipment, net	349,610	-	349,610
Other Assets:
Deposits and Prepaid Expenses	23,322	-	23,322
Trademarks	10,650		10,650
Goodwill	415,747	10,000,000	10,415,747
Total Other Assets	449,719	10,000,000	10,449,719
TOTAL ASSETS	$2,659,883	$10,000,000	$12,659,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$38,030	$-	38,030
Due to Officer	95,626	-	95,926
Total Current Liabilities	133,956	-	133,956
TOTAL LIABILITES
Stockholders' Equity			-
Preferred Stock	$—	$—	$—
Common Stock	221,854	-	221,854
Additional Paid in capital	3,993,797	10,000,000	13,993,797
Accumulated Deficit	(1,689,727)	-	(1,689,727)
Total Stockholders' Equity	2,525,927	10,000,000	12,525,927
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,659,883	$10,000,000	$12,659,883

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of September 30, 2008 and December 31, 2007, there were approximately $1,675,000 and $350,000, respectively in these accounts. The Company has not experienced any losses in such accounts.

MARKETABLE SECURITIES

The Company holds marketable securities with a financial institution. The investments are highly liquid, short-term securities and the fair value of these securities has little or no change from the original purchase price. The amounts held at September 30, 2008 and December 31, 2007 were approximately $1,675,000 and $350,000 respectively.

MARKETABLE SECURITIES

The Company holds marketable securities with a financial institution. The investments are highly liquid, short-term securities and the fair value of these securities has little or no change from the original purchase price. The amounts held at September 30, 2008 and December 31, 2007 were approximately $1,675,000 and $350,000 respectively.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at September 30, 2008 and September 30, 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic  loss  per  share  in the  future  that  were  not  included  in the computation  of  diluted  loss  per  share  because  to  do so  would  be  anti-dilutive.

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2008	2007
Warrants	800,000	50,100,000
Total	800,000	50,100,000

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

NOTE 8 - ACQUISITIONS

The summarized unaudited pro forma financial information for the nine months ended September 30, 2008 and 2007 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2007:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
SALES	$75,000	—
COST OF SALES	6,166	—
GROSS PROFIT	68,834	—
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	791,716	240,802
LOSS FROM OPERATIONS	722,882	240,802
OTHER INCOME (EXPENSE)
LOSS ON DISPOSAL OF FIXED ASSETS		(480)
INTEREST INCOME	20,345	31,438
TOTAL OTHER INCOME	20,345	30,958
LOSS BEFORE INCOME TAXES	$702,537	$209,844
INCOME TAX PROVISION	—	—
NET LOSS FROM CONTINUED OPERATIONS	$702,537	$209,844
INCOME FROM DISCONTINUED OPERATIONS	-0-	538
NET LOSS	$702,537	$209,306
LOSS PER SHARE -
BASIC AND DILUTED	$.00	$.00
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	172,767,113	151,518,710

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

The accompanying unaudited condensed consolidated statements of operations for the nine and three months presented have been adjusted to classify $23 and $538 for the periods respectively, of gross profit earned from the sale and distribution of consumer personal care products as discontinued operations.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

There was consulting income of $75,000 from the previously mentioned Peacock Productions agreement for the three months ended September 30, 2008 and cost of sales of $6,166. For the same three months ended September 30, 2007 the Company had no revenue or cost of sales. There was no other sales or costs of sales of cosmetics for the three month period ended September, 2008 and 2007 primarily as a result of re-focusing its energies and resources into the development and implementation of AEN’s and Laurentian’s operations.

Selling, general and administrative expenses increased from $160,284 for the three month period ended September 30, 2007 to $319,692 for the three month period ended September 30, 2008 due to costs associated with the AEN operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2008 our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

During the quarter ended September 30, 2008 there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Davie, Florida, on October 6, 2009.

BRAMPTON CREST INTERNATIONAL INC.

Date: October 6, 2009	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: October 6, 2009	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer