Form 10-Q/A
period 2009-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2009-10-06
CIK 1321002

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

 EXPLANATORY NOTE:

On July 7, 2009, the Company’s Board of Directors and management determined that our financial statements for the quarter ended March 31, 2009 could no longer be relied upon because of a change in the accounting treatment of the Merger discussed and accounted for in those financial statements. Note 2 of the attached consolidated financial statements describes the revisions that have been made to the consolidated financial statements. We have also revised “Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.  In addition, we have revised “Item 4.  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K.

Other than these changes, the disclosures in this amended report are as of the initial filing date of May 15, 2009 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer have been filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)
UNAUDITED

	March 31,	December 31,
	2009	2008
	(As Restated)	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$247,302	$375,058
Marketable Securities	775,000	1,025,000
Accounts receivable	82,539	31,147
Total current assets	1,104,841	1,431,205
PROPERTY AND EQUIPMENT, NET	356,811	355,220

Deposits and Prepaid Expenses	4,044	6,294
Trademarks	10,650	10,650
Total Other Assets	14,694	16,944
TOTAL ASSETS	$1,476,346	$1,803,369
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,772	$25,391
Due to Officer	95,926	95,926
TOTAL CURRENT LIABLILITIES	103,698	121,317

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2009 and December 31, 2008	$-	$-

Common stock, $.001 par value; 950,000,000 shares authorized, 221,854,881 shares issued and outstanding at March 31, 2009 and December 31, 2008	221,854	221,854
Additional paid-in capital	13,959,063	13,959,063
Accumulated deficit	(12,808,269)	(12,498,865)
Total stockholders' equity	1,372,648	1,682,052
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,476,346	$1,803,369

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

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
UNAUDITED

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009 (As Restated)	2008 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,404)	$(43,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,000	—
Changes in operating assets and liabilities:
(Decrease) Increase in assets:
Accounts receivable	(51,392)	—
Deposits and Prepaid Expenses	2,250	—
(Increase) Decrease in liabilities:
Accounts payable and accrued expenses	(17,619)	(10,149)
Net Cash Used In Operating Activities	(346,165)	(53,176)
Cash Flows from Investing Activities	—	—
Fixed Assets Purchased	(31,591)	(12,279)
Marketable Securities redeemed (purchased)	250,002	(700,000)
Cash acquired at acquisition	—	19,349
Net Cash Provided By (Used In) Investing Activities	218,409	(692,930)
Cash Flows from Financing Activities
Private Placement-Net of expenses	—	915,681
Net Cash Provided By Financing Activities	—	915,681
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(127,756)	169,575
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	375,058	31,479
CASH AND CASH EQUIVALENTS, END OF PERIOD	$247,302	$201,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Fixed assets	$—	$61,194
Cash acquired at acquisition	—	19,349
Other assets	—	12,900
Loan payable	—	(204,337)
Officer loan	—	(95,926)
Accounts Payable	—	(108,928)
Goodwill	—	10,415,748
Common stock issued for acquisition	—	10,100,000

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

The Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009 and 2008. This Amendment No. 2 is being filed to restate the Condensed Consolidated Balance Sheets of March 31, 2009 and Cash Flow statements for the three months ended March 31, 2009 and March 31, 2008.

BACKGROUND OF RESTATEMENT

On July 7, 2009, management of the Company concluded that its financial statements for the three months ended March 31, 2009 and 2008, which are included in its Form 10Q and 10Q/A for the quarter ended March 31, 2009, did not properly account for marketable securities as part of the cash flow statement and stockholders’ equity as of March 31, 2009 in accordance with United States generally accepted accounting principles.  Management also noted various technical issues regarding the presentation and disclosure of the financial statements that necessitated restatement.

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

A revised stock price of $0.10 per share was used for the valuation of the common stock issued for the AEN acquisition. This price was derived from an average of the stock price at the time of the acquisition and the stock price used in the private placement dated March 24, 2008. This revaluation resulted in an increase of $7 million in the purchase price of AEN, to a total consideration of approximately $10.1 million, and a corresponding adjustment of the estimated recoverable value of recorded goodwill from approximately $3.4 million to approximately $10.4 million.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As a result of these changes the Company adopted SFAS 154- Accounting Changes and Error Corrections in order to properly account for its cash and marketable securities.

The following table illustrates the adjustments that were made to the amounts reported in the 10Q and the 10Q/A (Amendment No. 1) on the balance sheet at March 31, 2009

Brampton Crest International, Inc.
Condensed Consolidated Balance Sheet (Restated)
Quarter Ended March 31, 2009

	As Originally Reported	Adjusted	As Restated (Amendment No. 2)
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$247,302	$-	$247,302
Marketable Securities	775,000		775,000
Accounts Receivable	82,539	-	82,539
Total Current Assets	1,104,841	-	1,104,841
PROPERTY AND EQUIPMENT NET	356,811		356,811
OTHER ASSETS:
Deposits and Prepaid Expenses	4,044	-	4,044
Trademarks	10,650		10,650
Total Other Assets	14,694	-	14,694
TOTAL ASSETS	$1,476,346	$-	$1,476,346
LIABILITIES AND STOCKHOLDERS' EQUITY			-
CURRENT LIABILITIES:
Accounts Payable	$7,772	$-	7,772
Due to Officer	95,626	-	95,626
TOTAL CURRENT LIABILITIES	103,698	-	103,698
STOCKHOLDERS' EQUITY
Preferred Stock	$—	$—	$—
Common Stock	221,854	-	221,854
Additional Paid in capital	6,959,063	7,000,000	13,959,063
Accumulated Deficit	(5,808,269)	(7,000,000)	(12,808,269)
Total Stockholders' Equity	1,372,348	-	1,372,648
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,476,346	$-	$1,476,346

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2009 and December 31, 2008, the Company had cash equivalents in the amount of approximately $247,000 and $375,000, respectively, all in low risk investments or bank accounts.

MARKETABLE SECURITIES

The Company holds marketable securities with a financial institution. The investments are highly liquid, short-term securities and the fair value of these securities has little or no change from the original purchase price. The amounts held at March 31, 2009 and December 31, 2008 were approximately $775,000 and $1,025,000 respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of March 31, 2009 and December 31, 2008, there were approximately $775,000 and $1,025,000, respectively in these accounts. The Company has not experienced any losses in such accounts.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended March 31, 2009 and 2008, is anti-dilutive and thereforeare not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic  loss  per  share  in the  future  that  were  not  included  in the computation  of  diluted  loss  per  share  because  to  do so  would  be  anti-dilutive.

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2009	2008
Warrants	800,000	50,100,000
Total	800,000	50,100,000

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 Current Assets

Cash decreased from $375,058 on December 31, 2008 to $247,302 on March 31, 2009, primarily as a result the net loss for the quarter by the Company. In addition marketable securities decreased from $1,025,000 on December 31, 2008 to $775,000 on March 31, 2009, also as a result of redemption of securities due to the loss for the quarter.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2009, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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