Form 10-K/A
period 2008-12-31
BRAMPTON CREST INTERNATIONAL INC
filed 2009-10-07
CIK 1321002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

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

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of October 6, 2009, there were  148,218,881 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference
None

EXPLANATORY NOTE:

On July 7, 2009, the Company’s Board of Directors and management determined that our financial statements for the year ended December 31, 2008 could no longer be relied upon because of a change in the accounting treatment of the Merger discussed and accounted for in those financial statements. Note 13 of the attached consolidated financial statements describes the revisions that have been made to the consolidated financial statements. We have also revised “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.  In addition, we have revised “Item 9A(T).  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K. Finally, the Company has revised “Item 11, Executive Compensation”, to adjust for the President’s salary paid during the year.

Other than these changes, the disclosures in this amended report are as of the initial filing date of March 31, 2009 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer have been filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Brampton Crest International, Inc.
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

PART I
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	7

ITEM 9A.	CONTROLS AND PROCEDURES	7

ITEM 11.	EXECUTIVE COMPENSATION	8

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	9
	SIGNATURES	10

CERTIFICATIONS
	Exhibit 31 – Management certification
	Exhibit 32 – Sarbanes-Oxley Act

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K/A.

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

Other Income (Expenses) for the years ended December 31, 2008 and 2007 was $25,209 and $43,428, respectively. This income was due to interest/dividend income earned by the Company on investments and interest accrued from the AEN loan. The 2008 income was lower due to lower interest and dividend rates.

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

Current Assets

Cash and cash equivalents increased from $31,479 on December 31, 2007 to $375,058 on December 31, 2008, primarily as a result of private placements previously discussed and noted below in liquidity and capital resources.

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

ITEM 8. FINANCIAL STATEMENTS

The audited financial statements of the Company required pursuant to this Item 8 are included in the Annual Report on Form 10-K/A (Amendment No. 2), as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by the Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and our Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”).

As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP as more fully described below. This assessment was due to the identification of control deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures and that were considered to be material weaknesses.

The matters involving internal controls over financial reporting and disclosure controls and procedures that were considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The material weaknesses were subsequently reported to management and the Board of Directors, who concluded that the previously issued financial statements could no longer be relied upon.

The aforementioned material weaknesses were identified by the Company's Principal Financial Officer in connection with the correction of accounting errors in the Company’s previously issued financial statements as of and for the year ended December 31, 2008. These accounting errors included the restatement of the acquisition cost of AEN and resultant goodwill, as well as corrections in the reporting of cash and marketable securities on the Company’s cash flow statements for the years ended December 31, 2008 and 2007.

Management is committed to improving our financial organization. As part of this commitment, we will i) create a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function; and we will ii) prepare and implement appropriate written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the accounting department. Additional personnel will also be provided with the cross training needed to support the Company if personnel turnover within the department occurs.

We will also undertake the following actions: (i) implement procedures that will create more involvement from the Board in the overall financial reporting process by way of extensive monitoring and oversight as a mitigating control for our lack of segregation of duties, and (ii) establish an Audit Committee separate from the Board of Directors with persons of technical accounting expertise.
Management believes that the implementation of procedures to create more involvement from the Board by way of monitoring and oversight and the creation of a separate Audit Committee with persons of technical accounting expertise and knowledge will result in controls that mitigate our lack of segregation of duties and will also provide more checks and balances within the Company.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K/A.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the year ended December 31, 2008 and 2007 compensation awarded to, paid to, or earned by, our Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

						Long Term Compensation
	Annual Compensation		Other Annual			Restricted Stock Options/LTIP
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SAR (#)	payout ($)	All Other Compensation
Bryan Norcross	President	2008	$120,000	0	0	0	0	0	0

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

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)

3.2	Amendments to Articles of Incorporation (1)

3.1	Bylaws of the Corporation (1)

14,	Code of Ethics (1)

21	Subsidiaries (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

(1) Incorporated by reference.

(2) Filed herein.

(a) (3)  EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 6th day of October, 2009.

Brampton Crest International, Inc.

Date: October 6, 2009	/S/ Bryan Norcross
Bryan Norcross
(Chief Executive Officer)

/S/ Brad Hacker
Brad Hacker
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Norcross	Director	October 6, 2009
Name: Bryan Norcross

/s/ Brad Hacker	Director	October 6, 2009
Name: Brad Hacker

/s/ Robert Wineberg	Director	October 6, 2009
Name: Robert Wineberg

/s/ Robert Adams	Director	October 6, 2009
Name: Robert Adams

/s/ Joseph I. Emas	Director	October 6, 2009
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

BERENFELD, SPRITZER, SHECHTER & SHEER, LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

Fort Lauderdale, Florida
March 31, 2009, except for Note 13, as to
which the date is July 6, 2009

Brampton Crest International, Inc. and Subsidiaries
Consolidated Balance Sheets-Restated

	December 31,	December 31,
	2008(As Restated)	2007(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$375,058	$31,479
Marketable Securities	1,025,000	350,000
Notes Receivable	—	204,337
Accounts Receivable	31,147	—
Total Current Assets	1,431,205	585,816
Property and Equipment, net	355,220	820
Other Assets:
Deposits and Prepaid Expenses	6,294	11,622
Trademarks	10,650	—
Total Other Assets	16,944	11,622
TOTAL ASSETS	$1,803,369	$598,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,391	$4,061
Due to officer	95,926	—
Total Current Liabilities	121,317	4,061
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value; 950,000,000 shares authorized, 221,854,881 and 51,518,710 shares issued and outstanding at December 31, 2008 and December 31, 2007	221,854	51,518
Additional paid in capital	13,959,063	1,589,900
Accumulated deficit	(12,498,865)	(1,047,221)
Total Stockholders' Equity	1,682,052	594,197
Total Liabilities & Stockholders’ Equity	$1,803,369	$598,258

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

See accompanying notes to the Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows-Restated

	Years Ended December 31,
	2008(As Restated)	2007(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,451,644)	$(250,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	96,402	28
Loss on Disposal of Assets	—	2,850
Impairment of Goodwill from Acquisition	10,415,747
Changes in operating assets and liabilities:
(Increase) Decrease in Assets
Accounts Receivable	(31,147)
Prepaid expenses and deposits	5,328	(11,622)
Note Receivable	—	(204,337)
Decrease in Liabilities
Accounts payable and accrued expenses	(85,347)	(18,807)
Net Cash Used in Operating Activities	(1,050,661)	(482,349)
Cash Flows From Investing Activities
Cash acquired at acquisition	19,349	—
Marketable securities purchased	(675,000)	(350,000)
Fixed Assets Purchased	(389,608)	(848)
Net Cash Used In Investing Activities	(1,045,259)	(350,848)
Cash Flows From Financing Activities
Proceeds from Sale of Common Stock, net of issuance Costs	2,439,499	—
Net Cash Provided by Financing Activities	2,439,499	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	343,579	(833,197)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,479	864,676
CASH AND CASH EQUIVALENTS, END OF PERIOD	$375,058	$31,479
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of America’s Emergency Network, LLC:
Goodwill	$10,415,749	—
Accounts Payable	(108,927)	—
Cash acquired at acquisition	19,349	—
Fixed assets	61,194	—
Other assets	12,900	—
Loan payable	(204,337)	—
Officer loan	(95,926)	—
	$10,100,000	$—
OTHER SUPPLEMENTAL INFORMATION:

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2008 and December 31, 2007, the Company had cash equivalents in the amount of approximately $375,000, and $31,000, respectively, all in low risk investments.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Financial  instruments  that  potentially  subject  the  Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of December 31, 2008 and 2007 were approximately $1,025,000 and $350,000, respectively in these accounts. The Company has not experienced any losses in such accounts.

MARKETABLE SECURITIES

The Company holds marketable securities with a financial institution. The investments are highly liquid, short-term securities and the fair value of these securities has little or no change from the original purchase price. The amounts held at December 31, 2008 and December 31, 2007 were approximately $1,025,000 and $350,000 respectively.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DISCONTINUED OPERATIONS

During the second quarter of 2008 the Company discontinued the sale and distribution of consumer personal care products and professional laser hair removal. Prior to the bankruptcy filing as discussed in Note 1, the Company had already lost substantially all of its assets to a creditor and business activities were reduced to a minimum. Following the bankruptcy and through March 31, 2008, business activities for the consumer personal care products continued however the anticipated results were not successful and the Company discontinued the operations.

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

A revised stock price of $0.10 per share was used for the valuation of the common stock issued for the AEN acquisition. This price was derived from an average of the stock price at the time of the acquisition and the stock price used in the private placement dated March 24, 2008. This revaluation resulted in an increase of $7 million in the purchase price of AEN, to a total consideration of approximately $10.1 million, and a corresponding adjustment of the estimated recoverable value of recorded goodwill from approximately $3 million to approximately $10.4 million. As per Note 2 the Company has elected to impair the entire balance of $10.4 million at year ended December 31, 2008.

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

RAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (CONTINUED)

The following table illustrates the adjustments that were made to the originally reported amounts on the balance sheet and income statement at December 31, 2008:

Brampton Crest International, Inc. and Subsidiaries
Consolidated Balance Sheet (Restated)
Year Ended December 31, 2008

	As Originally Reported	Adjusted	As Restated (Amendment No. 2)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,400,058	(1,025,000)	$375,058
Marketable Securities	—	1,025,000	1,025,000
Notes Receivable	—	—	—
Accounts Receivable	31,147		31,147
Total Current Assets	1,431,205		1,431,205
Property and Equipment, net	355,220		355,220
Other Assets:
Deposits and Prepaid Expenses	6,294		6,294
Trademarks	10,650		10,650
Total Other Assets	16,944		16,944
TOTAL ASSETS	$1,803,369		$1,803,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,391		$25,391
Due to officer	95,926		95,926
Total Current Liabilities	121,317		121,317
STOCKHOLDERS’ EQUITY
Preferred stock	—		—
Common stock	221,854		221,854
Additional paid in capital	6,959,063	7,000,000	13,959,063
Accumulated deficit	(5,498,865)	(7,000,000)	(12,498,865)
Total Stockholders' Equity	1,682,052		1,682,052
Total Liabilities & Stockholders’ Equity	$1,803,369		$1,803,369

Brampton Crest International, Inc. and Subsidiaries
Consolidated Statements of Operations (Restated)
Year Ended December 31, 2008

	As Originally Reported	Adjusted	As Restated (Amendment No. 2)
Sales	$172,909		$172,909
Cost of Sales	84,019		84,019
Gross Profit	88,890		88,890
Selling, General and
Administrative Expenses	1,149,996		1,149,996
Impairment of Goodwill	3,415,747	7,000,000	10,415,747
Loss From Operations	(4,476,853)	(7,000,000)	(11,476,853)
Other Income (Expense):
Interest Income	25,209		25,209
Total Other Income (Expense)	25,209		25,209
Loss from Continuing Operations Before
Income Taxes	(4,451,644)	(7,000,000)	(11,451,644)
Income Taxes Provision	—		—
Net Loss From Continued Operations	(4,451,644)	(7,000,000)	(11,451,644)
Income From Discontinued Operations Net of
Income Tax Benefit of $0 in 2007	-0-		-0-
	$(4,451,644)	$(7,000,000)	$(11,451,644)
Net Loss
Loss Per Share-
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.03)	$(0.04)	$(0.07
Discontinued Operations	$(0.00)	$(0.00)	$(0.00
Net Loss Per Share	$(0.03)	$(0.04)	$(0.07
Weighted Average Common Shares
Outstanding - Basic and Diluted	163,825,550	-0-	163,825,550

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