Form 10-Q/A
period 2009-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2009-10-22
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A (Amendment No 1.)

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non–Accelerated filer  ☐  Small Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2009
Common stock, $0.001 par value	149,054,881

EXPLANATORY NOTE:

On October 5, 2009, the Company’s Board of Directors and management determined to revise “Item 4.  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K.

Other than this change, the disclosures in this amended report are as of the initial filing date of August 14, 2009 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer have been filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof..

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

INDEX

Page
Part I. Financial Information

Item 4. Controls and Procedures	4

Part II. Other Information

Item 6. Exhibits	5

Signatures	6

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2009, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

 During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on October 22, 2009.

BRAMPTON CREST INTERNATIONAL INC.

Date: October 22, 2009	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: October 22, 2009	By: /s/ Brad Hacker
Brad Hacker
Chief Financial Officer