Form 10-Q
period 2009-09-30
BRAMPTON CREST INTERNATIONAL INC
filed 2009-11-16
CIK 1321002

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
For the transition period from N/A to N/A

Commission File No. 333-137170

Brampton Crest International, Inc.
(Name of registrant as specified in its charter)

Nevada	30-0286164
State of Incorporation	IRS Employer Identification No.

4700 Biscayne Blvd., Suite 500, Miami, FL 33137
(Address of principal executive offices)

 (305) 722-4800
(Registrant’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  a non–accelerated filer, or a smaller reporting company.  . See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non–Accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common stock, $0.001 par value	149,054,881

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDARIES

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I                                FINANCIAL INFORMATION

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles in the United State of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K/A for the year ended December 31, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.   The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.
BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
		(As Restated)
ASSETS:
CURRENT ASSETS
Cash	$2,542	$375,058
Marketable securities	181,500	1,025,000
Accounts receivable - net	10,174	31,147
Total current assets	194,216	1,431,205

PROPERTY AND EQUIPMENT, net	346,245	355,220

Deposits and prepaid expenses	6,227	6,294
Trademark	10,650	10,650
TOTAL ASSETS	$557,338	$1,803,369

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$220,711	$25,391
Due to related party	95,926	95,926
Total current liabilities	316,637	121,317

TOTAL LIABILITIES	316,637	121,317

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares authorized; 0 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $.001 par value, 950,000,000 shares authorized; 149,054,881 and 221,854,881 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	149,054	221,854
Additional paid-in capital	13,831,863	13,959,063
Accumulated deficit	(13,740,216)	(12,498,865)
Total stockholders' equity	240,701	1,682,052

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$557,338	$1,803,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months		Nine Months
	2009	2008	2009	2008
		(As Restated)		(As Restated)

REVENUE	$10,350	$75,000	$125,286	$75,000
Total	10,350	75,000	125,286	75,000

COST OF GOODS SOLD	48,527	6,166	89,650	6,166
GROSS PROFIT	(38,177)	68,834	35,636	68,834

OPERATING EXPENSES:
General and administrative	317,679	273,693	1,097,571	611,455
Selling and marketing	33,624	25,575	93,493	58,498
Depreciation and amortization	30,000	20,424	90,000	61,277
Total operating expenses	381,303	319,692	1,281,064	731,230
OPERATING LOSS	(419,480)	(250,858)	(1,245,428)	(662,396)

OTHER (INCOME) AND EXPENSES
Interest income	(2,391)	(7,256)	(4,077)	(19,893)
Total other (income) expense	(2,391)	(7,256)	(4,077)	(19,893)

NET LOSS	$(417,089)	$(243,602)	$(1,241,351)	$(642,503)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted	149,054,881	201,819,475	191,878,410	142,839,070

The accompanying notes are an integral part of these condensed consolidated financial statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
		(As Restated)

Net loss	$(1,241,351)	$(642,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,000	61,277
Changes in operating assets and liabilities:
Decreases (Increases) in assets
Accounts receivables	20,973	(76,438)
Prepaid expenses and deposits	67	(9,450)
Increases (Decreases) in liabilities
Accounts payables	195,320	(74,958)
Net cash used in operating activities	(934,991)	(742,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased marketable securities	-	(1,325,000)
Redeemed marketable securities	843,500	-
Cash acquired in acquisition	-	19,349
Purchase of property and equipment	(81,025)	(348,873)
Net cash provided by (used in) investing activities	762,475	(1,654,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	2,474,233
Repurchase of common stock	(200,000)	-
Net cash (used in) provided by financing activities	(200,000)	2,474,233

NET (DECREASE) INCREASE IN CASH	(372,516)	77,637
CASH, BEGINNING OF PERIOD	375,058	31,479
CASH, END OF PERIOD	$2,542	$109,116

Supplemental disclosure of non cash activities:

Acqusiiton of America's Emergency Network LLC:
Cash acquired in acqusition	$-	$19,349
Fixed assets	-	61,194
Other assets	-	12,900
Loan payable	-	(204,337)
Officer loan	-	(95,926)
Accounts payable	-	(108,927)
Goodwill	-	10,415,747
Common stock issued for acquisition	$-	$10,100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS

Brampton Crest International, Inc., formerly known as Hamilton-Biophile Companies (the “Company"), a Nevada corporation, was formerly organized as Mehl/Biophil International Corporation. On March 22, 2000, the Company was reorganized as Hamilton-Biophile Companies. Effective November 9, 2004, the Company changed its name to Brampton Crest International, Inc.

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations for the three and nine months ended September 30, 2009.  The Company has an accumulated net loss of $13,740,216.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, and the achievement of profitable operations.   The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K/A.

Principle of Consolidation

The condensed consolidated financial statements include the accounts of Brampton Crest International, Inc. and America’s Emergency Network,  Inc. (“AEN”). Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Accounting Changes And Error Corrections

The Company determined that accounting errors existed in reporting the acquisition of AEN, as a result of the Company not appropriately determining the fair value of its common stock issued in connection with the acquisition. The Company has restated its financial statements for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008, and for the year ended December 31, 2008, to record goodwill on the acquisition at the excess of the fair value of the consideration given (i.e., the common stock issued) and the liabilities assumed over the estimated fair value of the assets acquired. The restated financial statements include the disclosures required under ASC Topic 820, “Accounting Changes and Error Corrections”.

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

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the Condensed consolidated Financial Statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of Condensed consolidated Financial Statements; accordingly, actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in ASC Topic 980, Revenue Arrangements with Multiple Deliverables ("ASC Topic 980"), in arrangements with multiple deliverables.

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

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with ASC Topic 980. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2009. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Cash And Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2009 and December 31, 2008, the Company had cash equivalents in the amount of $2,542 and $375,058, respectively, all in low risk investments or bank accounts.

Marketable Securities

The Company holds marketable securities with a financial institution. The investments are highly liquid, short-term securities and the fair value of these securities has little or no change from the original purchase price. The amounts held at September 31, 2009 and December 31, 2008 were $181,500 and $1,025,000 respectively.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculate depreciation for property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	5 Years
Office equipment	5 Years
Leasehold improvements	2 Years

Impairment Of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

The Company accounts for the impairment of long-lived assets in accordance with ACS Topic 360, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“ACS Topic 360”) requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2009 this does not apply.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of September 30, 2009 and December 31, 2008, there were approximately $2,542 and $1,025,000, respectively in these accounts. The Company has not experienced any losses in such accounts.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended September, 31, 2009 and 2008, are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could be potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2009	2008
Warrants	600,000	50,100,000
Total	600,000	50,100,000

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Segment Information

The Company currently operates two business operations within its two subsidiaries, America’s Emergency Network, Inc. (“AEN”) and Laurentian Peak Capital Group. In 2008, all of the Company’s operations were in AEN, which is the material business segment. Laurentian’s business activities and operations were minimal in 2009 and 2008, and its operations are not materially considered in management’s decision making. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Accordingly, the Company does not have separately reportable segments as defined by ASC 280, Disclosures about Segments of a Enterprise and Related Information.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10 Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements.

ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009.

In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was included in ASC Topic 810. The provisions of ASC 810 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company adopted Statement of ASC Topic 820  Fair Value Measurements (“ACS Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

·
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash e Cash Equivalents:
Money market	2,542	2,542	—	—
Marketable securities:
Mutual Funds	156,500	156,500	—	—
Preferred/Fixed
Rate Cap
Securities	25,000	—	25,000	—

Total assets	$184,042	$159,042	$25,000	$—

No other than temporary impairments were recognized for the three and nine months ended September 30, 2009.

NOTE 5 - EQUITY

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

Common Stock

As of September 30, 2009 and December 31, 2008, the Company authorized 950,000,000 shares of common stock, at $.001 par value and of which 149,054,881 and 221,854,881 were issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.

During the three months ended September 30, 2009, the Company issued 200,000 shares of common stock as a result of the exercise of warrants.

Preferred Stock

As of September 30, 2009 and December 31, 2008, the Company authorized 25,000,000 shares of preferred stock, at $.001 par value and there are no preferred shares issued and outstanding as of September 30, 2009 and December 31, 2008.

Options
As of September 30, 2009, no options to purchase common stock of the Company were issued and outstanding.

Warrants
As of September 30, 2009, the Company has 600,000 common stock warrants outstanding.

The following represents the stock warrant activity during the years ended December 31, 2008 and quarter ended September 30, 2009:
		Weighted
		Average
	Warrants	Price
Balance, 12/31/07	51,100,000	$.001
Activity:
Activity 1/1/08-12/31/08-Warrants exercised	(50,300,000)	.001
Balance, 12/31/08	800,000	$.001
Activity:
Activity 1/1/09-9/30/09—Warrants exercised	(200,000)	—
Balance 9/30/09	600,000	$.001

Redemption And Cancellation Of Common Stock

Effective June 15, 2009, Robert Adams redeemed, for the sum of $100,000, 24,000,000 of the 25,000,000 shares held in the name of Adams Family Company LLC of which Robert Adams is the controlling Member.  Also Matthew Straeb, for the sum of $100,000, redeemed 24,000,000 of the 25,000,000 shares held in the name of RMS Associates of Broward, LLC of which Matthew Straeb is the controlling Member. The 48,000,000 shares were subsequently cancelled by the Company.

Effective June 15, 2009, Bryan Norcross and Max Mayfield each redeemed 12,500,000 shares of common stock for no consideration, and the 25,000,000 shares were subsequently cancelled by the Company.

NOTE 6 - ACQUISITIONS

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

The summarized unaudited pro forma financial information for the quarter ended September 30, 2008 that follows assumes the acquisition of America’s Emergency Network, LLC was consummated on January 1, 2008:

Nine months
Ended
September 30,
2008
SALES	$75,000
COST OF SALES	6,166
GROSS PROFIT	68,834
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	791,841
LOSS FROM OPERATIONS	(723,007)
OTHER INCOME
Interest income	20,345
Total Other Income	20,345
LOSS BEFORE INCOME TAXES	(702,662)
INCOME TAX BENEFIT	—

NET LOSS	$(702,662)
LOSS PER SHARE - BASIC AND DILUTED	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	142,839,070

NOTE 7 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of AEN its President and current CEO of Brampton advanced the Company funds for legal and other start up costs for the Company’s operations. These advances are non-interest bearing and are expected to be paid at an undetermined date.

NOTE 8 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of September 30, 2009 and December 31, 2008 as follows:

	September 30, 2009	December 31, 2008
Property Plant & Equipment	$547,599	$466,574
Accumulated depreciation	(201,354)	(111,354)
Total	$346,245	$355,220

NOTE 9 - INCOME TAXES

The Company adopted ASC 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between Consolidated Financial Statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $3,730,216 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30, 2009	September 30, 2008

Net operating loss carryforward	158,162	92,407
Valuation allowance	(158,162)	(92,407)

Deferred income tax asset	$-	-

NOTE 10 – COMMITMENT AND CONTINGENCIES

The Company entered into various consulting agreements related to services to be rendered by the consultants.  The agreements are currently in place.

NOTE 11 – SUBSEQUENT EVENTS

Effective October 31, 2009, Brad Hacker resigned as  Chief Financial Officer and member of the Board of Directors of the Company and a new interim Chief Financial Officer was appointed.  There are no disagreements with Mr. Hacker on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On  Nov 18, 2009, Brampton has scheduled in Circuit Court a motion for a default final judgment against Blackpool Corporate Advisors LLC for damages in the amount of $33,403.75. On October 23 2009, the court entered an order of default against the defendant for failure to obtain counsel.

The Company evaluated subsequent events through November 16, 2009.

* * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Brampton Crest International Inc., unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Brampton Crest International, Inc, a Nevada corporation, was originally organized as Selvac Corporation, a Delaware corporation. On September 28, 1982, Selvac Corporation’s name was changed to Mehl/Biophile International Corporation. On March 22, 2000, our company reorganized as Hamilton-Biophile Companies. On November 26, 2001, we re-domiciled to Nevada. Hamilton Biophile Companies changed their name to Brampton Crest International, Inc., effective on November 9, 2004.

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

During the second and third quarters of 2008, we accepted subscriptions for 9,915,943 shares of common stock, at a price of $.17 per share, resulting in gross proceeds of One Million Six Hundred Seventy-One Thousand Seven Hundred and Ten Dollars ($1,671,710).  After legal costs and commissions the net proceeds to the Company were approximately $1,525,000.  No other warrants or options are associated with the stock purchase.  The common stock issued to U.S. investors was sold based on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 and the common stock issued to non-U.S. investors was sold based on an exemption from registration pursuant to Regulation S of the Securities Act of 1933.

Business

Effective March 2, 2007, our management announced that we had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation ("White Peak") that will focus on making secured short and medium term loans. Effective July 2007, White Peak changed its name to Laurentian Peak Capital Group (“Laurentian”).

Management intends that Laurentian will generate business through an established network of finance industry contacts developed by its management and by seeking the participation by other originators known to the company management. Laurentian loans will be both short and medium term, secured by accounts and trade receivables, real estate, credit card receivables, equipment letters of credit and shares of stock. The originators from whom Laurentian will purchase participations are established companies known to Laurentian management.

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

 On September 20, 2007, our subsidiary, Laurentian, loaned $200,000 to America’s Emergency Network, LLC (“AEN” or “America's Emergency Network”) at an interest rate of 12% per annum. During the course of the due diligence for the loan, our management determined that a merger with AEN was in the best interest of both parties. The loan was consolidated as part of the acquisition of AEN.

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

During 2008, beta deployments of the AEN Network were installed in ten (10) Florida governmental agencies. During Tropical Storm Fay and Hurricanes Gustav, Hanna and Ike, governmental emergency management personnel successfully used AEN to broadcast messages from the governor of Florida and other public officials. This included storm forecasts, evacuation plans, school closings, shelter locations and other critical information. Applicable localized information was carried live by the South Florida Sun-Sentinel ( www.sunsentinel.com ), the Florida Times-Union ( www.jacksonville.com ), the Miami Herald ( www.miamiherald.com ), and the Fort Myers News-Press (www.news-press.com). Though neither AEN nor any of these news sites actively promoted or advertised AEN’s feeds to the public, except on the AEN’s and the news-sites’ home pages, the information nonetheless was widely viewed. Feedback throughout the beta was very positive from our governmental and media partners, and we have received several inquiries from additional governmental agencies, media outlets and private companies interested in utilizing our service – both in and out of Florida. In spite of the favorable response to our beta program, our projected rate of revenue growth has been adversely affected by the current downturn in the overall economy; however, management remains optimistic and believes that overall future anticipated demand for our services will continue to be robust. Our management acknowledges that the economic downturn has created uncertainty in both the size and administration of governmental budgets. To that end, the Company is working with governmental entities whose budgets have been affected and other entities to identify and acquire additional sources of funding, including government grant programs, to install and maintain the AEN system.

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

From an operational perspective, during the year ended December 31, 2008, AEN leased additional space within which it will house its headquarters through December 1, 2009 and we intend to extend our lease agreement with AEN. The management believes the new space is both cost-effective and operationally conducive to the Company’s planned growth and expansion. Located in Miami, Florida, the new space replaced the Company’s former arrangement pursuant to which it shared office space with an unrelated, third-party law firm.

In the quarter ended September 30, 2009, a permanent network was deployed and the conversion of the beta systems that were deployed in 2008 over to that network was begun. The permanent network is an expanded version of the temporary beta system with enhancements derived from the beta process as well as the addition of security measures. In addition, sales plans and system packages were finalized and detailed proposals were prepared. In addition, in response to the cutbacks in government funding that occurred in 2008, the management elected to accelerate the introduction of AEN technology into other markets less affected by the economic climate. The process of packaging existing products for other markets and introducing complementary products was begun and continues. Since AEN’s products can lead to cost savings as well as additional content for media outlets, we expect that simultaneous development of products for those markets as well as for government agencies will be beneficial.

In addition, in the quarter ended September 30, 2009, the management elected to focus company resources on increasing the number of distribution partners for its feeds, mainly the co-owned websites of television and radio stations and newspapers. It is expected that a significant number of websites will sign up to carry the streaming video feeds from the National Hurricane Center in Miami and other government agencies in Florida for the 2009 hurricane season. In turn, we expect that the larger distribution network will encourage more government agencies to subscribe to the AEN system to distribute critical news briefings in 2010.

Results of Operations

Revenues decreased from $75,000 for the three months ended September 30, 2008 to $10,350 for the three months ended September 30, 2009. This decrease was primarily as a result of revenues from the contract with Peacock Productions not realized in the current quarter.  Revenues for the nine months ended September 30, 2009 and 2008 increased to $125,286 from $75,000, respectively.

Cost of goods sold increased to $48,527 for the three months ended September 30, 2009 from $6,166 for the three months ended September 30, 2008.  Cost of goods sold increased to $89,650 for the nine months ended September 30, 2009 from $6,166 for the nine months ended September 30, 2008. Our cost of goods sold is primarily due to costs associated with the current quarter sales at a lower margin than the Peacock revenue which is consulting fees and have a higher profit margin.

General and administrative expenses increased to $317,679 for the three months ended September 30, 2009 from $273,693 for the three months ended September 30, 2008.  General and administrative expenses increased to $1,097,571 for the nine months ended September 30, 2009 from $611,455 for the nine months ended September 30, 2008. We introduced an aggressive cost-cutting initiative in the period and anticipate it will be able to realize additional cost savings going forward.

Selling and marketing expenses increased to $33,624 for the three months ended September 30, 2009 from $25,575 for the three months ended September 30, 2008.  Selling and marketing expenses increased to $93,493 for the nine months ended September 30, 2009 from $58,498 for the nine months ended September 30, 2008.   The increase is due to costs associated with the AEN merger. The increase consists primarily of $115,671 of salary and payroll related expenses and costs paid to independent contractors of $38,797 for consultants and professional fees.

Depreciation and amortization increased to $30,000 for the three months ended September 30, 2009 from $20,424 for the three months ended September 30, 2008.  Depreciation and amortization increased to $90,000 for the nine months ended September 30, 2009 from $61,277 for the nine months ended September 30, 2008.   The increase in depreciation and amortization relates to the acquisition of new assets from AEN.

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

Our cash (used in) operating activities is ($934,991) and ($742,072) for the nine months ended September 30, 2009 and 2008, respectively.  The increase is mainly attributable to the increase in operating expenses while implementing our business plan.

Cash provided by (used in) investing activities was $762,475 and ($1,654,524) for the nine months ended September 30, 2009 and 2008, respectively.  We redeemed our marketable securities to increase our operation.

Cash (used in) provided by financing activities was ($200,000) and $2,474,233 for the nine months ended September 30, 2009 and 2008, respectively.  We repurchased our common stock for $200,000 and received from the sale of our common stock of $2,474,233 the nine months ended September 30, 2009 and 2008 respectively.

The Company has an accumulated net loss of $13,740,216.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, and the achievement of profitable operations.   The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Segment Information

The Company currently operates two business operations within its two subsidiaries, America’s Emergency Network, Inc. (“AEN”) and Laurentian Peak Capital Group. In 2008, all of the Company’s operations were in AEN, which is the material business segment. Laurentian’s business activities and operations were minimal in 2009 and 2008, and its operations are not materially considered in management’s decision making. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Accordingly, the Company does not have separately reportable segments as defined by ASC 280, Disclosures about Segments of a Enterprise and Related Information.

Additional Information

Brampton files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, September 30, 2009.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.

On July 7, 2009, the Company’s Board of Directors and management determined that our financial statements for the year ended December 31, 2008 could no longer be relied upon because of a change in the accounting treatment of the Merger discussed and accounted for in those financial statements as prepared by our prior Chief Executive Officer and audited by our current auditors.  Based on this factor and the above evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective for the prior quarter. Management identified the following control deficiencies that led to our assessment of the ineffectiveness of disclosure controls and procedures: (1) an inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.

Subsequent to September 30, 2009, the Company filed amendments to its financial statements for the year ended December 31, 2008 and for its quarterly financial statements to rectify the deficiency in accounting disclosure. In addition, the Company retained our new interim chief financial officer, a certified public accountant.  Due to the size of our Company and the costs associated to remediate these issues, we still consider the concerns listed to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2009 are not effective due to material weaknesses in our internal controls over financial reporting described above, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating and continuing to rectify the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, except as discussed on section (a) above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.  Although, on Nov 18, 2009, Brampton has scheduled in Circuit Court a motion for a default final judgment against Blackpool Corporate Advisors LLC for damages in the amount of $33,403.75. On October 23, 2009 the court entered an order of default against the defendant for failure to obtain counsel.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.  We have updated the risk factors previously disclosed in our Annual Report on Form 10–K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K except as updated and disclosed below.

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

A significant portion of our business plan relies upon our ability to successfully charge licensing and other fees to governmental agencies for our services.    The recent worldwide financial crisis, coupled with dramatic reductions in state revenues due to reduced property values and the economic downturn, creates substantial additional uncertainty in both the size and administration of governmental budgets.  In turn, our business plan may be adversely affected if governmental budgets continue to be reduced, if any limitations or restrictions are placed upon the acquisition of new products or services like ours (such as a “freeze” on new products or services) or if expenditure priorities are changed, particularly if budgets available for emergency management services are reduced.    We believe that our services provide a key benefit to emergency managers and the general public, and that we will ultimately be able to successfully market our services on a widespread basis but we have no control over general economic conditions or the administration of public funds, so the actual timing of the rate of adoption is subject to additional uncertainty.    Should such uncertainties otherwise adversely affect the execution of our business plan, we will make appropriate adjustments to our plan, generally, and/or to the execution of our plan, specifically, in light of the then-available resources, existing prospects, and rapidly changing conditions.   By way of example, since the adoption rates in the governmental sector have been significantly reduced, we may elect to reduce our operating budget and divert more resources toward the pursuit of private sector (rather than governmental) customers, adjust the pricing or terms of our offerings, or any combination of the foregoing.   In anticipation of the potential for a reduction in the short-term revenue from our services, particularly from our governmental prospects, we have already scaled back expenditures beyond previously planned levels.

WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO PURSUE OUR BUSINESS AND THEREFORE WOULD BE UNABLE TO ACHIEVE OUR PLANNED FUTURE GROWTH:

As discussed above, we intend to pursue a growth strategy that includes development of the Company's business plan.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our exploration plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and registrant purchases of equity securities during the period ended September 30, 2009 except that effective September 15, 2009, Robert Adams redeemed, for the sum of $100,000, 24,000,000 of the 25,000,000 shares held in the name of Adams Family Company LLC of which Robert Adams is the controlling Member.  Also Matthew Straeb, for the sum of $100,000, redeemed 24,000,000 of the 25,000,000 shares held in the name of RMS Associates of Broward, LLC of which Matthew Straeb is the controlling Member. The 48,000,000 shares were subsequently cancelled by the Company.

Effective September 15, 2009, Bryan Norcross and Max Mayfield each redeemed 12,500,000 shares of common stock for no consideration, and the 25,000,000 shares were subsequently cancelled by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during three months ended September 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during three months ended September 30, 2009.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant	Brampton Crest International Inc.
Date: November 16, 2009	By:	/s/ Bryan Norcross

Bryan Norcross
Chief Executive Officer (Principle Executive Officer)

By:	/s/ Pamela J. Thompson

Pamela J. Thompson Interim Chief Financial Officer (Interim Principle Financial Officer)