Form 10-K
period 2009-12-31
BRAMPTON CREST INTERNATIONAL INC
filed 2010-04-15
CIK 1321002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

BRAMPTON CREST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-1321002	30-0286164
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

4700 Biscayne Blvd. Suite 500, Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code:  (305) 428-8300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting and nonvoting   common equity totaling 132,045,881 shares held by non-affiliates computed by reference to the price (i.e. $.04 per share) at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009 was approximately $5,281,835.

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of June 30, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

The number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of April 15, 2010, there were 160,054,881 shares of Common Stock, $0.001 par value per share, issued and outstanding,  Upon the issuance of additional shares to board members and employees and consultants for accrued feels and salaries the shares of Common stock outstanding will increase to 190,119,191.

Documents Incorporated By Reference
None

Brampton Crest International, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Brampton Crest International, Inc. or on Brampton Crest International, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Brampton Crest International, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Brampton Crest International, Inc.'s business and financial performance. Moreover, Brampton Crest International, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Brampton Crest International, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Brampton Crest International, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

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

Corporate History

Brampton Crest International, Inc. (the “Company"), a Nevada corporation, was originally organized as Selvac Corporation, a Delaware corporation. On June 28, 1982, Selvac Corporation restated its Certificate of Incorporation and changed its name to Mehl/Biophile International Corporation. On March 22, 2000, the Company reorganized as Hamilton-Biophile Companies. On November 26, 2001, the Company re-domiciled to Nevada. Hamilton Biophile Companies changed their name to Brampton Crest International, Inc., effective on November 18, 2004.

The Company filed a Form 10-SB on December 16, 2004, and on May 17, 2005 became a reporting company pursuant to the Securities Exchange Act of 1934, as amended.

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation (“White Peak”) that would focus on making secured short and medium term loans. Effective July 2007, White Peak changed its name to Laurentian Peak Capital Group (Laurentian).  Laurentian’s corporate structure and marketing plan remained the same as it was with White Peak.

Laurentian, as a licensed mortgage lender, sought to develop its loan business through an established network of finance industry contacts developed by its management and by seeking the participation by other originators known to the company management. Laurentian loans were to be both short and medium term, secured by accounts and trade receivables, real estate, credit card receivables, equipment letters of credit and shares of stock. The originators from whom Laurentian were to purchase participations were established companies known to Laurentian management. Currently Laurentian is an inactive Company. Prior to becoming inactive in this line of business, Laurentian made a loan totaling $200,000 to America's Emergency Network, LLC. As a result of this loan transaction, the Company became interested in acquiring AEN.

On March 19, 2008, the Company, America’s Emergency Network, LLC, a Florida limited liability company ("AEN"), Bryan Norcross, in his capacity as a member and representative of the members of America’s Emergency Network, LLC, Max Mayfield, a member of America’s Emergency Network, LLC, Matthew Straeb, a member of the America’s Emergency Network, LLC, Robert Adams, a member of America’s Emergency Network, LLC, and Brampton Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby America’s Emergency Network, LLC was merged into the Company such that AEN continued as a wholly owned subsidiary corporation of the Company. As a result of this transaction, the Company issued a total of 100,000,000 shares of Common Stock to the former members of AEN. Shortly after the Company's acquisition of AEN, the loan origination business of Laurentian ceased, to concentrate the Company's resources on the business of AEN.

General Overview

The Company originally was engaged in the sale and distribution of consumer personal care products and professional laser hair removal. The Company phased out these former operations during the second quarter of 2008.  Prior to that, revenue from the cosmetics and non-prescription dermatology products was generated through the use of one independent sales consultant, who covered Florida. The consultant was terminated and, as sales were continuously lackluster, the Company completely re-focused its energies and resources into the development of the business of AEN.

AEN’s mission is to be recognized as the leading aggregator and distributor of critical video information from emergency operations centers and other government entities to the general public, the media, and other disaster agencies.  AEN designed a  robust, fail-safe, satellite-based system to provide the reliability and redundancy necessary to allow critical information to flow – even after traditional communication systems (such as telephones, cell phones, and internet connections) have failed.  AEN’s process of gathering and distributing critical information to the public is designed to work before, and especially after, a disaster.

AEN Business Summary

AEN developed a technology and built a network to distribute emergency information from emergency operation centers, municipalities, and other government entities to the general public, the media, first responders, and other government agencies. AEN is designed to be the communications system that emergency managers use when urgent information needs to be dispensed, thus filling critical voids in the nation’s emergency communications system.  Designed by Bryan Norcross, until 2008, CBS News’ hurricane analyst, and Max Mayfield, immediate past director of the National Hurricane Center, the AEN system was designed to be the conduit that emergency managers and other government officials responsible for disaster preparation, response and recovery would use to get video news briefings containing life saving instructions to the media and directly to the public.

America's Emergency Network is designed to link Emergency Operations Centers (EOCs) in state capitals, cities, towns, counties, school boards, and other government entities with the general public, media outlets, and other government agencies.  The satellite-based system is designed to send video feeds of news briefings by emergency officials to all users instantly.  The satellite-based system is designed to operate before and after disasters, even when telephone, cell phone, and terrestrial internet systems have failed.  In addition, during short-fuse emergencies, such as tanker accidents and bio-hazards, America's Emergency Network is designed to provide an instant communications link directly to all subscribing media outlets.  Critical information can reach the public much sooner because all subscribing media outlets would be able to receive the video feeds instantly and simultaneously.

Aside from AEN’s design, there is no standardized, dedicated and secure distribution infrastructure for disseminating critical information and instructions issued by local, state and federal emergency management agencies that overcomes the delays and incomplete-distribution limitations of the everyday news-coverage system. Local municipalities are especially handicapped by the current system because of the practical and physical limitations intrinsic to covering news.  For example, even major television stations do not have enough crews to cover the news briefings that would be held in every municipality in their coverage area after a regional disaster. During an emergency, however, each mayor or emergency manager has valuable information to dispense – information that could be critical to the health and safety of the residents in his/her area of responsibility – and the volume of information that needs to be effectively communicated has no relation to the number of reporters or crews the local television stations has available.  (This is particularly true given the aggressive staffing cuts made at the local television level and at newspapers and their websites in recent years.)  AEN is designed to fill this large and growing gap in the system. AEN’s design allows all municipalities, regardless of their size, to be able to participate in the AEN emergency-information distribution system, such that the feeds would be accessible by media outlets without regard to the availability of reporters, crews, or field resources.

With AEN, for the first time emergency managers of governmental entities which subscribed to our service had direct, always-on satellite connections to the media and the public.  With the AEN design fully implemented, broadcast television stations, online newspapers, cellular carriers and other key media partners will have the ability to receive live video feeds of news briefings from government agencies – as they occur – without the need to deploy reporters, camera crews, or satellite equipment.  The general public will receive the same briefings via the internet and, eventually, on dedicated cable, satellite, and broadcast television channels (AEN-TV).  Additionally, the same distribution backbone will be used for those who subscribe to our service to distribute video feeds from non-governmental organizations (such as universities and health-care organizations) and for private businesses, which would provide additional revenue streams for AEN.

AEN hardware has been installed in ten (10) governmental agencies in Florida, including the National Hurricane Center in Miami.  During Tropical Storm Fay and Hurricanes Gustav, Hanna, and Ike in 2008, and Hurricane Ida in 2009, governmental personnel successfully used AEN to broadcast live briefings on the storms.  These broadcasts included storm forecasts, evacuation plans, school closings, shelter locations and other critical information.  Important localized information was carried live by the Weather Channel website (weather.com), the Miami Herald (www.miamiherald.com), and nearly 90 other sites in 2009. The information, especially in the storm areas, was widely viewed.   The feedback from the use of the system was very positive from our governmental and media partners, and we received several inquiries from additional governmental agencies, media outlets, and private companies interested in utilizing our service – both in and out of Florida.

The video capabilities of the system were first successfully demonstrated in early June 2008 during the annual Florida Hurricane Exercise, when news briefings were sent from the state emergency operations center in Tallahassee to emergency managers around Florida and in Washington, DC, New York newsrooms, and other locations.  In addition, video feeds from local offices were received at the state center, demonstrating a capability not previously available; namely, to see news briefings being held at county emergency centers in real time.   Key emergency personnel of all levels took note of the clear benefits afforded by the AEN network.

The underlying technology that AEN developed to inexpensively distribute video feeds from remote locations to websites and broadcast outlets has many applications outside of emergency communications.  In addition, the cost savings of the AEN video distribution system will be especially attractive in the era of shrinking budgets.  Inquiries have come from third-party companies with clients in other arenas than government.  They have asked how the broadcast media, for example, could use the AEN live-video-optimized network in their operations and to save money.

Management is aware that recent worldwide economic events have created substantial uncertainty in both the size and administration of governmental budgets.  In spite of the favorable response to the deployment of the AEN system, our projected rate of revenue growth has been adversely affected by the current economic environment which is negatively affecting tax revenues in many jurisdictions.   However, our management believes that overall future anticipated demand for our services will continue to be robust.   In light of the economic climate, the Company is developing an entry-level system that will allow municipalities and other government agencies to distribute their live video, but with fewer features and back-up systems than the original AEN system.  Management expects to test and deploy this new, more efficient version of its system in 2010.

Management believes that the business opportunities for the AEN system are present and we are working on capitalizing on these opportunities. However, we will need additional capital to finance our operations and to pursue such sales opportunities.   In addition, monthly expenditures for personnel and business operations have been decreased to preserve our limited capital.  It is expected, however, that staffing will increase again when sales are generated and revenue increases, of which no assurances can be given. See "Risk Factors."

In July, 2008, AEN signed a strategic agreement with Peacock Productions, a division of NBC News, which in turn is a division of NBC Universal, Inc., pursuant to which AEN provided to Peacock its expertise and experience on engineering and meteorological issues.  In return, AEN was provided with a revenue stream and an opportunity to actively explore new potential uses and deployments of the AEN network with industry leading, world-class brands including the Weather Channel. The agreement, which ended April 30, 2009, provided close and regular interaction between AEN, NBCU, and the Weather Channel during which time AEN provided advice with respect to matters such as growth opportunities in programming and technology. AEN and the Weather Channel continue to work together to provide an outlet for AEN-generated video streams to the public and joint proposals to deploy AEN systems with federal funding.

AEN is seeking to execute reseller agreements with key sales partners to take advantage of multiple regional and national sales forces to increase the scope of the AEN video distribution network.  It is the Company’s strategy to utilize established sales networks to take the AEN hardware and video distribution to market instead of growing a large sales force in house.  We can provide no assurances that management's plans for sales and marketing of the AEN hardware and video distribution will be successful. See "Risk Factors."

Background of the United States Emergency Communications System

Since the terrorist attacks of Sept. 11, 2001, the topic of inoperable and ineffective “emergency communications” has been heavily discussed and actively legislated in Washington, D.C.  Hurricane Katrina further highlighted systemic gaps in the nation’s emergency communications system, and served as a stark reminder of the public safety hazards caused by ineffective and incomplete communications.

The lack of effective emergency communications is partly attributable to the absence of a dedicated, emergency communications network in the United States.  During a crisis, government officials generally rely on the same news-gathering and reporting systems that serve us every day.  Unfortunately, neither the technical infrastructure nor the operational systems that serve the “everyday” news cycle are designed to operate under the strain of a disaster.  Daily news gathering and reporting are frequently limited to short “sound bites,” and can be subject to several – often competing – objectives.   In contrast, emergency communications have a much more direct and refined set of goals: be immediate, be clear, and cover all important issues and affected geographic areas.  Emergency communications cannot be satisfactorily fulfilled by the traditional news-gathering framework.  This fact is confirmed every time a regional disaster stretches the capabilities of the local media beyond their ability to fully inform the public.

In addition, in the modern world, blogs and various social-networking websites and mechanisms provide a continuous flow of information during a disaster situation.  This information is often inaccurate or incomplete, however, which can cause public confusion.  The AEN design represents the the only system that has been deployed so that municipalities and agencies would be able to distribute official live video news briefings through media websites in order to minimize rumors and to correct misinterpretations.

There is no standardized, dedicated, and secure distribution infrastructure deployed nationally for disseminating live video feeds of critical information and instructions issued by local, state, and federal emergency management agencies that overcomes the delays and incomplete-distribution limitations of the everyday news-coverage system. The AEN design fills that need.  Local municipalities are especially handicapped by the current system because of the practical and physical limitations intrinsic to covering news.  For example, major television stations and newspaper websites do not have enough crews to cover the news briefings that would be held in every municipality in their coverage area after a regional disaster.  However, during an emergency, each mayor or emergency manager has valuable information to dispense – information that could be critical to the health and safety of the residents in his/her area of responsibility.  (This problem has been amplified by the aggressive staffing cuts being made by local media outlets.) The AEN system is designed to fill this large, and growing, gap in the emergency communications system. AEN envisions that all municipalities, regardless of their size, will be able to subscribe to and then participate in the AEN emergency-information distribution system, and feeds will be accessible by media outlets without relying on the availability of reporters, crews and/or field resources.

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

AEN is designed to be the conduit to disseminate that critical detailed information to broadcasters and websites.  Numerous companies are in the “alerting” business, and the IPAWS project is a governmental effort directed at disseminating an alert, but to our knowledge there is no other company or agency in the business of distributing video news briefings with in-depth, emergency instructions for the public.  The AEN system is designed to collect and distribute the practical, detailed, and localized information that people need to understand the scope of the emergency and perhaps more importantly to quickly and reliably access post-disaster information that directly affects their lives.

Markets

The Company expects there to be two distinct markets for its video distribution system: government emergency communications and live video distribution for private companies and other entities.

The Company expects the government market to grow.  Over the next several decades, the projected number of dangerous storms, natural disasters, i.e., earthquakes, tsunamis, volcanoes, tornadoes, hurricanes, and floods will create an environment in which an efficient, effective, and structured emergency communication system will become increasingly critical.  Many governmental entities – notably cities and less-populated counties – are already acutely aware of the need to have live, direct access to their constituents during emergencies created by these events and others.  At the current time, there is no organized, secure, national system in place to distribute official emergency news briefing by government officials to the public, the media, and other interested parties.

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

In addition, the private sector has developed an acute awareness that emergency planning – including emergency-communications planning – is good policy and good for business.  Many businesses have formally recognized both the human and economic benefits that accrue from having disaster-related plans and incorporating these plans throughout all levels of their organizations. Indeed, many prominent insurance companies offer discounts and other incentives relating to disaster preparedness.  The management believes that this awareness provides an open door for AEN to recommend that its services be incorporated as an integral part of a complete companywide disaster-response plan. To that end, the same technology that will allow governmental agencies to reach the public before, during and after disasters will be equally effective for non-governmental agencies and private businesses.  The AEN-based system is designed to be a key component of business disaster planning.

The AEN network and underlying technology has numerous applications outside of the government space.  The Company intends to market a line of video-streaming products and configurations to meet the video-distribution needs broadcasters and networks, schools and universities, healthcare facilities, churches and other private entities.  AEN’s original network design combined terrestrial internet and satellite connections, so the system is flexible enough to be used for many applications and in many arenas.  AEN was the first company to utilize a new Hughes Network Systems satellite, which went into operation in 2008, which provides features and capabilities that complement the Company’s products and goals.  At this time, management believes that AEN is still the only public video-streaming network built around this satellite, and that the delays inherent in the development process required for another company to build a similar network provide AEN an opportunistic position in the marketplace.

General Company Description

History

America’s Emergency Network, LLC was a Florida-registered limited liability company founded by Bryan Norcross and Max Mayfield in 2007 to implement AEN.  On March 19, 2008, the LLC merged into a subsidiary of the publicly traded company, Brampton Crest International, Inc. (OTBB: BRCI), and became America’s Emergency Network, Inc. (“AEN”), a Florida corporation.  AEN is a wholly owned subsidiary of Brampton Crest International, Inc. Norcross and Mayfield are shareholders and the key strategic visionaries of the Company.   Norcross serves as Brampton’s and AEN’s President and Chief Executive Officer. See "Item 13."

Services

The AEN network design is a multi-part system that gathers, distributes, displays, and archives emergency information generated by local, state, and federal governmental agencies.  The design does not allow AEN to alter or edit the content, nor provide any commentary or analysis.  Each municipality or agency remains in full control of its information, and decides when (or under what conditions) to send out live video feeds.  Analogous to C-SPAN’s broadcasts of raw, unedited, live video of the House and Senate proceedings, the AEN design allows emergency news briefings from any subscribing governmental entity with and instructions for the general public to be disseminated.

The video feeds sent out by government agencies are distributed to multiple websites.  On media sites (owned by newspapers, television stations, etc.), the public would be able to view the live news briefings free of charge.    In addition, the design allows video feeds to be recorded so they can be viewed after the news conferences have concluded.  With the AEN system widely deployed, members of the public will have access to the full set of emergency information and instructions for their area (free, for a reasonable time after the event) even if they miss the live coverage.

Subject to sales and additional financing to expand our operations, we plan to produce TV channels – local and national versions of AEN-TV – airing selected video feeds and text bulletins so those without access to the internet can readily access critical information. Local versions of AEN-TV would put a priority on any information coming from emergency management offices in the region where they are broadcast.  The national version would air the most critical feeds as designated by local emergency managers across the country.

The AEN design allows an agency to control its feeds by an easy-to-use switch control box.    Each subscribing governmental entity, big and small, will be able to feed its emergency briefings to local-media websites for distribution to the public.

AEN’s business model call for video feeds to be distributed for free to the public on the internet via media websites, while access to “premium” content (such as broadcast-resolution video streams – whether live, recently recorded, and/or archived) would be sold on a subscription basis to television outlets and other entities.

Additional revenue would be generated by leveraging AEN’s technology and distribution backbone for private business.    Broadcasters and networks have a need for a new method for gathering video feeds and for providing “backhaul” video to reporters at remote locations that is less expensive than traditional video transmission and back-haul systems.  Many private businesses and other entities would benefit from being able to distribute video of a special briefing or event to media outlets for broadcast.  The AEN infrastructure’s design can fill many of these needs.

Start-Up Summary: The Successful Completion of “Phase 1”

Since inception, the Company envisioned a deliberate, planned phased rollout of the architecture, development, and subsequent deployment and monetization of the AEN network.   The phased rollout was split into three general categories:  Phase 1, consisting of proof-of-concept and beta deployment of the communications system and database; Phase 2, which includes initial monetization efforts and distribution and expansion of the network through agreements with resellers; and Phase 3, which consists of the full deployment of the network including expansion of the AEN infrastructure for use by private businesses, monetization of the expanded network, the launch of AEN-TV, and the active pursuit of all revenue sources.

Commencing in 2007, the Company pursued the goals of Phase 1, with the intent to complete that phase at the end of 2008. However, as a direct result of the combination of: the March 2008 merger transaction with Brampton Crest International, Inc. (pursuant to which AEN became a wholly-owned subsidiary of a publicly reporting entity1); prudent product development decisions, which enabled rapid deployment2; and requests from beta-test clients to use the system for real-world public distribution of their news briefings, the Company’s operational evolution accelerated, which increased the need for capital.  Phase I was completed in mid 2009.  AEN is still in Phase 2 of its growth plan, the completion of which has been delayed by general economic conditions which slowed the company’s ability to secure necessary funding to support its plans in 2009.    The original AEN network was maintained and used through 2009 while new technologies were explored to allow AEN services to be deployed at a lower cost to both the customer and AEN.  The management plans to begin the transition to the new, more cost-effective technology in the second quarter of 2010, while it retires the legacy network.  Funds raised by AEN’s parent (Brampton Crest International, Inc.) were not invested exclusively in the development and operation of AEN; rather, a portion of the proceeds have necessarily been spent on legal, accounting, insurance, and other costs relating to costs of regulatory compliance and the operation of the public entity.

Company Locations and Facilities

The Company is currently headquartered in Miami, Florida pursuant to a month-to-month arrangement which runs through April 30, 2010.  See "Item 2."  The management intends to sign a new lease with economically more favorable terms.  However, the existence of corporate relationships, back up facilities, and remote operations capabilities will frequently necessitate key personnel to be located elsewhere.

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

In the emergency communications arena, the ability of government officials to communicate vital emergency information directly to the public, the media, government agencies, non-governmental organizations, and/or other entities is critical and challenging during a crisis.  There are three separate communications systems – each with different goals – at work in a disaster situation:

a. Intra-government communications systems;

b. Public emergency alert dissemination systems; and

c. Public emergency information dissemination systems

Intra-Government Communications Systems

First responders need to be able to talk to each other – firemen to policemen, for example. Or, when a natural disaster knocks out traditional communications links, FEMA needs to be able to reach local officials. Numerous government initiatives are underway to link the various disaster-response agencies, and this type of agency-to-agency communication is not the focus of AEN’s design. However, the AEN design provides emergency managers with a mechanism to distribute their briefings to the media when traditional communications systems have failed. Widespread dissemination of such emergency information and instructions can aid first responders – and government operations in general – as well as the general public.

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

Public Emergency Information Dissemination Systems

In contrast to both intra-governmental communications and the public-alert short messages described above, public emergency information  dissemination systems convey the practical, detailed information and instructions that people need to understand what has happened and (of equal or more importance) what their governmental officials are instructing them to do.  America’s Emergency Network is designed to carry this type of critical information.  AEN’s design envisions a reliable, centralized database and distribution system for national distribution of official disaster-related news briefings, and viewing of that information via live streaming (as the information is delivered) or by access to archives of the video streams.

Traditionally, in the United States, commercial broadcasters – radio and television – have been the main conduits for government emergency information to reach the public.  For instance, when the National Weather Service issues bulletins with important warnings about severe weather, those advisories are communicated over news-oriented media outlets, and somewhat less often on entertainment stations.  In large-scale emergencies, officials hold news conferences with instructions and information for the public.  The media disseminates the information to the extent it is able, given physical, technical, and personnel limitations. When traditional media resources are limited, which they always are after a disaster, the distribution of emergency information can be delayed or degraded. That is not the case with the AEN design, which would not be subject to such traditional limitations.

America’s Emergency Network – on the internet and television – is designed to fill the critical need to get information from responsible officials to the public during an emergency.  Government cannot serve residents and businesses without the means to communicate with them, and those means must be robust, secure, and storm-resistant.  Without AEN, or a similar system (no others have been proposed, to our knowledge), the communications gap will continue.  In addition, the general economic climate is putting pressure on budgets in all industries making the cost-saving aspect of AEN technology attractive.

Business Strategies

Strategic Overview

America’s Emergency Network was designed to become the primary conduit for emergency-management communications.   That is, a robust system which will continue to function when traditional emergency communications systems break down – as often happens during disasters and times of crisis.  AEN’s design focuses on the technology and the communication network that distributes the video streams, the means by which video feeds containing critical information and instructions are distributed by the government to the public, the media, and other agencies.  In addition, the same technology can be used to send video from a school or university to media outlets and the internet, among numerous other applications.

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

After Hurricane Katrina, this problem was acute in the smaller, lower-profile parishes and counties outside of New Orleans and coastal Mississippi.  Days went by while no reports came from those areas because all available media manpower was concentrated in the high-profile cities.  These other affected areas suffered from a communications blackout because there was no functioning infrastructure with which officials could transmit their message.  Instead, they waited for days for the media to come to them – days when no vital information from those communities was being broadcast. AEN’s design allows all areas to be served equally, from the biggest city to the smallest town, eliminating communications dead-zones.

Information that might be distributed and stored by the AEN system, even if the media is rooted in the big cities, would be available so reporters would still have access to emergency messages from the surrounding communities. If each municipality had a presence on the internet, residents who have evacuated would be able to stay informed about what’s going on back home by monitoring news briefings and bulletins being “broadcast” on media websites connected via AEN to their town, county or parish’s video stream.

In the years since Katrina, blogs and social-networking websites have dramatically increased their role in the emergency-communications process.  The information that is dispensed through these mechanisms, however, is often incomplete or inaccurate.  AEN is designed to provide municipalities and government agencies a conduit for the distribution of official information and instructions to counteract the rumors and misinformation that are often circulating in a disaster situation.

The same underlying technology used to develop the government system can also be used to send video to websites or broadcast outlets from sporting events, conference halls, schools and universities, health-care facilities, and other fixed locations.  The cost of sending video using the AEN design is a fraction of traditional transmission costs.  This savings is accomplished by utilizing newly available dedicated-bandwidth satellite data channels, as opposed to standard, costly video transmission systems.

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

The creation of the Department of Homeland Security, and the accompanying systems and procedures, has made the problem even more acute.  Now, most cities of any size have an emergency operations center where instructions and information are generated for the community.  Previously, in much of the United States, only relatively large (geographically or in population) governmental entities have had a centralized operation that activated during disasters.  The post-9/11 configuration means that full media coverage is impractical, especially in large metropolitan areas.  No news organization has the resources to send crews to every municipality.  After a disaster, 24/7 coverage of big-cities’ emergency operations centers challenges local-media resources, let alone covering all of the new suburban EOCs, of which there are likely dozens in a major metro area.  AEN is designed to be the conduit for all governments to send their video feeds to the media instead of waiting and hoping for the media to come to them.

Not all emergencies knock out communications, but even if the wires stay up, Americans are more vulnerable without a dedicated emergency communications system.  Most people don’t realize it, but if a tanker car overturns and a neighborhood needs to be evacuated, there is no system that responsible public officials can use to immediately communicate the exact boundaries, evacuation routes, shelters and other critical details to the local media, and thereby to the public.  The necessary organized, structured, direct connection between government officials and the media (and therefore the public) is missing.  AEN is designed to bridge that gap.

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

AEN is designed to provide the organization, physical infrastructure, and the distribution framework so government officials can instantly distribute a detailed message to the media (and therefore to the public) on a timely basis.  AEN can connect all emergency management offices to all media outlets using readily available, proven technology.  No matter how far away from the affected city the control point of the radio station might be, the station operator can receive an official notification and broadcast the emergency-information feed from the local authorities.  An operator in Dallas, for example, that is controlling a radio station in Minot, North Dakota, would know to switch to an AEN-distributed live announcement from Minot city hall at the prescribed time if there were a disaster in that station’s coverage area.  In addition, the announcement would be stored on media websites so it could be retrieved and repeated as required.

Business Development

The success of AEN’s government communications system depends on the cooperation and support of the emergency management community, local municipalities, and government agencies.  Like C-SPAN, the content on AEN will be unedited, government-generated information.  But, unlike C-SPAN where, in general, the cameras are simply showing events that would happen even if there was no coverage, the convenience and reliability of the AEN communications system will enable emergency managers to hold news briefings much more frequently than in the past.

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

When a critical mass of information from government entities is available in the Central Database – sufficient to sustain a viable and credible 24/7 television channel – AEN-TV is planned to be launched.  The television channel is expected to lag full-production (as opposed to beta-test) internet distribution by more than a year while the number of emergency offices feeding into the system increases.

A secure and robust connection to television outlets will be accomplished through a private satellite IP network which is a key part of the AEN system design.  Each TV station or network will need to have a 1.2 meter satellite dish and an IP receiver (purchased through AEN) to receive the broadcast-resolution streams.  Radio stations will be able to receive the audio portion of the emergency feeds by connecting to the websites that are streaming the live news briefings.  Stations which install a back-up satellite connection will continue to have access to the feeds after a disaster even if terrestrial communications systems have failed with AEN widely deployed.

AEN’s decision to distribute the streams to media websites for distribution to the public will assure that the information is available during heavy traffic periods.  Media websites are already designed for large fluctuations in traffic, and distributing the streams through multiple sites will assure the demand is spread over many servers.

In addition to the government initiatives, the Company envisions developing products for the private marketplace.  The products would be similar to or based on the government products, and have the same technological base.  In many cases the same IP network, which was especially designed for video distribution, would be utilized in serving the education, healthcare, and corporate markets.

AEN’s business model is to sell its stream-broadcasting hardware and to charge a recurring subscription fee for access to its distribution network to government agencies and other entities which want to communicate directly to the public through the media.  In addition, revenue is envisioned from distributing the content through media websites, either by charging those outlets subscription fee for the unique video content AEN provides or through an advertising revenue-share arrangement with the websites.  In 2010, subject to availability of additional financing to meet our capital resource needs, AEN is expected to begin distributing live video feeds for television broadcast over its network.  This service will also be sold on a hardware plus recurring subscription-fee basis.

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

Hughes Network Systems, LLC.   AEN has a contract with Hughes Network Systems, LLC (HNS) under which, among other things, HNS provides IP satellite service, a key component of the AEN design.  AEN was the first customer on Hughes’ new SPACEWAY3 satellite in June 2008.  This unique state-of-the-art satellite provides a high-bandwidth channel so video feeds can be distributed from remote locations to media websites and television outlets.  For the first time, broadcast-ready video can be inexpensively sent from any location via an IP feed over SPACEWAY3.  The strategic relationship with HNS permits the AEN design to provide the benefits associated with the reliability of satellite communication and transmission (which service operates even when terrestrial internet connections are down) and broadcast-ready feeds at a lower price than was previously possible.

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

Weather Channel/NBC:  In 2009, the Weather Channel carried AEN Network feeds on its website (weather.com).

Weather Decisions Technologies (WDT) :  WDT places high-value video content on media websites and markets AEN’s government-agency live video feeds nationally.

The Company intends to pursue additional strategic relationships with important vendors, technology partners, and key distributors.

Employees

The Company’s team currently consists of three (3) employees and several independent contractors.  Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected growth and expansion.  Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

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

We will be relying on additional external equity and/or debt financing and funding. While we have accepted a subscription agreement to receive up to six tranches of $250,000 each, to this date we have received $20,000 and an additional $230,000 is due to be paid the week of April 19, 2010 under the terms of the agreement.  We can provide no assurances that we will receive said additional funding or other financing on terms satisfactory to us.  If we cannot achieve the requisite financing and complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects, and financial condition.

OUR BUSINESS PLAN RELIES ON SIGNIFICANT REVENUE FROM NATIONAL, STATE AND LOCAL GOVERNMENTS AND REDUCTION IN GOVERNMENT REVENUE COULD EFFECT OUR BUSINESS PLAN

A significant portion of our business plan relies upon our ability to successfully charge licensing and other fees to governmental agencies, universities and others for our services.    The recent worldwide financial crisis, coupled with dramatic reductions in state revenues due to reduced property values and the economic downturn, creates substantial additional uncertainty in both the size and administration of governmental, school and other-entity budgets.  In turn, our business plan may be adversely affected if these budgets are reduced, if any limitations or restrictions are placed upon the acquisition of new products or services like ours (such as a “freeze” on new products or services) or if expenditure priorities are changed, particularly if budgets available for emergency management services are reduced.  We can provide no assurances that our business plan to develop the AEN network will be successful or that our operation will be successful.

 FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It is time consuming, difficult and costly for us to develop and implement the additional internal controls, processes, written and reporting procedures required by the Sarbanes-Oxley Act.  We have identified material weaknesses which are described under Item 9A. We have hired an outside firm to attempt to cure these material weaknesses. We also may need to hire additional financial reporting, internal auditing, and other finance staff in order to be in compliance with Section 404. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. The requirement to document and test our internal control procedures in order to satisfy these requirements has resulted in increased general and administrative expenses and has shifted management time and attention from revenue-generating activities to compliance activities. While our management has expended significant resources in this effort, there is no assurance that our auditors will be able to issue for year ended December 31, 2010 an unqualified opinion on management’s assessment of the effectiveness of our internal controls over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 obligations could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we have discovered (and may in the future discover) “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified in the future, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate material weaknesses that we have identified (or will identify in the future) or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

SEC INVESTIGATION INTO THE COMPANY'S COMPLIANCE WITH SECTION 404(A) OF THE SARBANES-OXLEY ACT OF 2002 AND DISCLOSURES MADE TO THE PUBLIC UNDER CERTAIN EXCHANGE ACT FILINGS.

In March 2010, the SEC subpoenaed certain records of the Company and Bryan Norcross, Chief Executive Officer, and Brad Hacker, our former Chief Financial Officer, in connection with its review of the Company' Exchange Act filings and, in particular, statements made in Exchange Act filings with respect to compliance with Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended (the "SOA"). Such individuals also were subpoenaed and gave testimony to the SEC on April 8, 2010 primarily with respect to compliance with Section 404(a) of the SOA Act. We can provide no assurances that the SEC investigation will not result in adverse actions taken against the Company and its current and/or former officer.  In the event that action is taken by the SEC against the Company and its current and/or former officers, such action may adversely affect the trading price of our Common Stock.

HISTORY OF OPERATING LOSSES

Our Company was originally engaged in the sale and distribution of consumer personal care products and professional laser hair removal. We also had a loan origination business and made one $200,000 loan to AEN before we acquired it.  As of December 31, 2009, we have an accumulated deficit of $14,213,830.  We can provide no assurances that current business operation of AEN will be successful and operate at a profit.

AEN MAY NOT BE ABLE TO ACCOMPLISH ITS BUSINESS OBJECTIVE OF BECOMING A LEADING AGGREGATOR AND DISTRIBUTOR OF CRITICAL VIDEO INFORMATION FROM EMERGENCY OPERATION CENTERS AND OTHER GOVERNMENTAL ENTITIES.

AEN’s mission is to be recognized as the leading aggregator and distributor of critical video information from emergency operations centers and other government entities to the general public, the media, first responders, and other disaster agencies.  Management believes that the design of AEN’s satellite-based system provides the reliability and redundancy necessary to allow critical information to flow – even after traditional communication systems (such as telephones, cell phones, and internet connections) have failed.  While AEN is designed to gather and distribute critical information to the public before, and especially after, a disaster, we can provide no assurances that a large number of government and other entities will choose to utilize our AEN network designs to implement a critical flow of information to the public over other means that may be or may become available.

THERE ARE TECHNOLOGICAL SYSTEMS IN PLACE OWNED BY COMPETITORS THAT COULD BE MODIFIED TO COMPETE WITH OUR AEN NETWORK SYSTEM.

Companies have technological systems in existence that could be modified for different applications that may compete with our AEN network system in the future. Competition could come from companies that are larger, better established and more experienced than our Company. We can provide no assurance that we will be competitive with our competitors in the future.

OUR AEN NETWORK SYSTEM HAS NOT BEEN COMMERCIALLY SUCCESSFUL.

While our AEN network system has been tested and used by several Florida governmental agencies and the National Hurricane Center in Miami, our AEN network system has not been proven to be commercially successful and accepted by the industry. We are seeking to improve the AEN network system and its commercial applications and are attempting to have governmental and other entities subscribe for our AEN network service. We can provide no assurances that our AEN network system will be commercially successful. Further, competitors may in the future establish systems that compete with our AEN network system that offer superior technology and which effectively make our AEN network system technologically obsolete. We can provide no assurances that our AEN network system will be able to remain technologically competitive with competing products and services of the future.

WE ARE DEPENDENT UPON THIRD PARTIES TO MANUFACTURE OUR HARDWARD NEEDS.

Our AEN network design requires the installation of hardware at each government-agency location.  We obtain all of our hardware products from third-party suppliers.  We submit purchase orders to our suppliers who are not committed to supply hardware products to us. Therefore, suppliers may be unable to provide the products we need in the quantities we request. Because we lack control of the actual production of the hardware products we need for our AEN network system, we may be subject to delays caused by interruption in production based on conditions outside of our control. In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the hardware products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely, cost-effective basis. There is no guarantee that we will be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our hardware products would have an adverse effect on our results of operations, which most likely would adversely affect the value of our Common Stock.

OUR LIMITED CASH RESOURCES AND LACK OF A LINE OF CREDIT MAY RESTRICT OUR EXPANSION OPPORTUNITIES.

An economic issue that can limit our growth is the lack of extensive cash resources, due to the typical payment terms of a transaction. Most hardware suppliers require us to pay within 30 days of delivery of an order; however, we may not receive our customer's payment in the same time frame. This requires us to have available cash resources to finance most of our customers' orders. Any lack of cash resources would limit our ability to take orders from customers, thus limiting our ability to grow. An infusion of capital and a good line of credit can enable us to service a broader base of customers. We can provide no assurances that we will obtain an adequate line of credit in the future, if at all.

OUR REVENUES MAY DEPEND ON OUR RELATIONSHIPS WITH CAPABLE INDEPENDENT SALES PERSONNEL OVER WHOM WE HAVE NO CONTROL, AS WELL AS KEY CUSTOMERS, VENDORS, AND MANUFACTURERS OF THE PRODUCTS WE DISTRIBUTE.

Our future operating results depend on our ability to maintain satisfactory relationships with qualified independent sales personnel as well as key customers. We may be dependent upon our independent sales representatives to sell our AEN network systems and do not have any direct control over these third parties. If we fail to maintain our existing relationships with our independent sales representatives or fail to acquire new relationships with such key persons in the future, our business may suffer.

OUR FUTURE PERFORMANCE IS MATERIALLY DEPENDENT UPON OUR MANAGEMENT AND THEIR ABILITY TO MANAGE OUR GROWTH.

Our future success is substantially dependent upon the efforts and abilities of members of our existing management, particularly Bryan Norcross.  We do not have an employment contract with Mr. Norcross. The loss of the services of Mr. Norcross could have a material adverse effect on our business. We lack "key man" life insurance policies on any of our officers or employees. Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel. The number of management personnel is currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations, and financial condition.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

We currently need to raise additional funds to fund our operations and growth. In the future, we may require additional equity or debt financings or funds from other sources for these purposes. No assurance can be given that these funds will be available for us to finance our operations on acceptable terms, if at all. Such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are lacking from operations or additional sources of financing, we may have to delay or scale back our growth plans.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

WE LACK AN ESTABLISHED TRADING MARKET FOR OUR COMMON STOCK, AND YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK AT ATTRACTIVE PRICES OR AT ALL.

There is currently a limited and sporadic trading market for our common stock in the OTC electronic bulletin board under the symbol "BRCI." There can be no assurances given that an established public market will be obtained for our common stock or that any public market will last. The trading price of the common stock depends on many factors, including:

•	the markets for similar securities;

•	our financial condition, results of operations and prospects;

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competition; and

•	general market and economic conditions.

As a result, we cannot assure you that you will be able to sell your common stock at attractive prices or at all.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	our financial condition, results of operations and prospects;

•
any future issuances of our common stock, which may include primary offerings for cash, issuances in connection with business acquisitions, and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities, which could cause a recession or downturn in our economy.

In addition, the markets in general can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed or quoted.  Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS IN THE FUTURE.

No cash dividends have been paid by our company on our common stock.  The future payment by us of cash dividends on our common stock, if any, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition as well as other relevant factors.  We do not intend to pay cash dividends upon our common stock for the foreseeable future.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND AGREEMENTS COULD DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY.

Certain provisions of our articles of incorporation may discourage, delay, or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include:

•	Authority of the board of directors to issue preferred stock.

•	Prohibition on cumulative voting in the election of directors.

OUR FUTURE SALES OF COMMON STOCK BY MANAGEMENT AND OTHER STOCKHOLDERS MAY HAVE AN ADVERSE EFFECT ON THE THEN PREVAILING MARKET PRICE OF OUR COMMON STOCK.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and operations offices are located in Miami, Florida. The Company rents approximately 2,311 square feet of office space. The Company pays rent on a monthly basis of $4,269 per month.  Also, the Company is responsible for an additional $738 per month for operating cost pass-through.  Consequently, the total rent payment is $5,007.  The current month-to-month arrangement expires on April 30, 2010. The management intends to sign a new lease for the same space with economically more favorable terms.  See "Item 1" for additional information regarding facilities.

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

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE  REGISTRANTS  COMMON EQUITY AND OTHER SHAREHOLDER MATTERS .

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

Periods	High		Low
Fiscal Year 2009
First Quarter (January – March 2009)		$.09	$	. 02
Second Quarter (April – June 2009)	$	. 20	$	. 02
Third Quarter (July – September 2009)		$.08		$.04
Fourth Quarter (October – December 2009)		$.09		$.02

Fiscal Year 2008
First Quarter (January – March 2008)		$.31	$	. 19
Second Quarter (April – June 2008)	$	. 30	$	. 15
Third Quarter (July – September 2008)		$.26	$	. 10
Fourth Quarter (October – December 2008)		$.15		$.02

On March 16, 2010, the closing bid price of our common stock was $.044.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the years ended December 31, 2009 and 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Madison Stock Transfer located in Brooklyn, New York.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, the Company had issuances of unregistered securities as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

_December 24, 2009	Common Stock ; Notes	11,000,000 Shares; $220,000 of notes	$220,000 received in cash for notes payable; no commissions paid	Accredited Investors	Section 4(2), Rule 506

The offer and sale of shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) no finder's fees were paid

NEW SALES OF STOCK

On April 14, 2010 the Company agreed to a stock subscription agreement with an investor. The agreement states the Company will sell up to $1,500,000 in five year convertible debentures (converting to an aggregate of 300,000,000 shares the Company’s common stock [“Common Stock” or the “Shares”]), subject to certain terms and conditions.  The Company will, subject to continuing confirmation of Accredited Subscriber Status accept subscriptions of $250,000 every ninety  (90) days following the initial investment, until the full Offering amount is satisfied or the Company, in its sole discretion, terminates the Offering (each a “Tranche”); except that it is acknowledged that the initial investment shall be satisfied in two payments, one of $20,000 on April 14, 2010 and the remainder of the payment, consisting of $230,000, to be paid in the week of April 19, 2010.  The Company may, in its sole discretion, not accept a Tranche provided the Company provides written notice to the Subscriber, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Subscriber.

If the full amount of these debentures are transacted and the aggregate shares of 300,000,000 were to be issued it would result in a change of control in the Company.

Repurchase of Securities

In 2009, the Company repurchased (i) 48,000,000 shares of Common Stock at a price of $200,000 from two affiliated persons and (ii) 25,000,000 shares of Common Stock from two additional affiliated persons for no additional consideration.  See "Item 13."

ITEM 6.  SELECTED FINANCIAL DATA.

Not required for smaller reporting Companies

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OUR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

     Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2009

TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2009

Sales decreased from $172,909 for the year ended December 31, 2008 to $120,132 for the year ended December 31, 2009. The decrease was all due to the contract with Peacock Productions expiring as previously discussed under Item 1 and lack of sales to governments due to budget constraints.

Costs of Sales increased from $84,019 for the year ended December 31, 2008 to $89,650 for the year ended December 31, 2009, primarily due to costs associated with the Peacock contract and installation expenses related to the projects in Florida.

Selling, General, and Administrative Expenses increased from $1,149,996 for the year ended December 31, 2008 to $1,717,163 for the year ended December 31, 2009 due to additional expenses associated with the operations of AEN and activities related to acquiring funding for Brampton’s and AEN’s operations. The increase was primarily due to additional payroll for new employees and independent contractors hired by the Company.  Payroll and associated costs were approximately $500,000 for the year.  Professional fees, promotional, and travel expenses of $520,000 incurred in 2009 for the promotion and sales of the AEN product are also part of the increase in administrative expenses.

Other Income (Expenses) for the years ended December 31, 2008 and 2009 was income $25,209 and expenses net of income of $17,634, respectively. This income was due to interest/dividend income earned by the Company on investments and interest accrued from the AEN loan.  For 2009, income was lower due to less money in the investment accounts and lower interest and dividend rates and interest expense of $22,000 related to the December 2009 private placement for notes payable.

As part of the acquisition of AEN, the Company had $10,415,747 of Goodwill as a result of the purchase price paid for AEN and the Company being responsible for more liabilities than assets as part of the acquisition. As a result of the Goodwill and AEN losses for 2008 and projected cash flow for 2009 and 2010 the Company recorded an impairment loss in an amount equal to the entire goodwill amount in 2008. The impairment loss is a result of the Company’s annual impairment testing at December 31, 2008 it performed on its intangible assets. See the footnote to the financial statements for further explanation of goodwill impairment.

As a result of the above, the net loss decreased from $11,451,644 for the year ended December 31, 2008 to $1,714,965 for the year ended December 31, 2009 due to the above analysis of Income and Expenses.

Current Assets

Cash and cash equivalents decreased from $375,058 on December 31, 2008 to $165,101 on December 31, 2009, primarily as a result of the increase in operating costs previously discussed and also noted below in liquidity and capital resources.

Liabilities

Current Liabilities increased from $121,617 at December 31, 2008 to $519,616 at December 31, 2009, due to a larger amount of accruals of salaries and as a result of services provided by professionals and consultants to the Company.

Liquidity and Capital Resources

We are financing our operations and other working capital requirements principally from the receipt of proceeds from private placements of our securities and from interest income as outlined below.

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

On December 24, 2009, we accepted the final subscription arising from a December 7, 2009 private financing transactions with certain private investors, pursuant to a subscription agreement for an aggregate purchase price of Two Hundred and Twenty Thousand Dollars ($220,000) consisting of an aggregate of $220,000 in 10% Promissory Notes, due twelve months from the date of issuance and 11,000,000 shares of common stock.

Pursuant to the completed private financing transactions, we issued to U.S. Purchasers, in reliance upon the exemption provided by Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, for a transaction not involving a public offering and pursuant to Rule 506 of Regulation D promulgated thereunder, consisting(a) an aggregate of $170,000 in 10% Promissory Notes, due twelve months from the date of issuance; and (b) an aggregate of 8,500,000 shares of common stock of our Company. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) each of the U.S. Purchasers was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

Pursuant to the completed private financing transactions, we issued to non-U.S. Purchasers, in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended, for a transaction not involving a public offering and consisting of (a) an aggregate of $50,000 in 10% Promissory Notes, due twelve months from the date of issuance; and (b) an aggregate of 2,500,000 shares of common stock of our Company. The non-U.S. Purchasers acknowledged the following: The non-U.S. Purchaser is not a United States Person, nor is the non-U.S. Purchaser acquiring the Securities hares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the non-U.S. Purchaser to purchase the Securities have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

We currently need additional financing to maintain our company as a going concern. We can provide no assurances that additional financing will be available to us on terms satisfactory to us, if at all. See "Risk Factors." Management intends to use the net proceeds received from any additional financing towards the implementation of our business plan and to provide  working  capital and/or for future expansion of the Company's operations.

On April 14, 2010 the Company agreed to a stock subscription agreement with an investor. The agreement states the Company will sell up to $1,500,000 in five-year convertible debentures (converting to an aggregate of 300,000,000 shares the Company’s common stock [“Common Stock” or the “Shares”]), subject to certain terms and conditions.  The Company will, subject to continuing confirmation of Accredited Subscriber Status accept subscriptions of $250,000 every ninety  (90) days following the initial investment, until the full Offering amount is satisfied or the Company, in its sole discretion, terminates the Offering (each a “Tranche”); except that it is acknowledged that the initial investment shall be satisfied in two payments, one of $20,000 on April 14, 2010 and the remainder of the payment, consisting of $230,000, to be paid in the week of April 19, 2010.  The Company may, in its sole discretion, not accept a Tranche provided the Company provides written notice to the Subscriber, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Subscriber.

If the full amount of these debentures are transacted and the aggregate shares of 300,000,000 be issued it would result in a change of control in the Company.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in FASB Accounting Standards Codification (ASC) Topic 605-25, Revenue Arrangements with Multiple Deliverables (formerly "EITF Issue No. 00-08-1"), in arrangements with multiple deliverables.

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

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service.  Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with ASC Topic No. 605-25. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2009.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

 Segment Information

The Company does not have separately reportable segments as defined by ASC 280, Disclosures about Segments of a Enterprise and Related Information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS

The audited financial statements of the Company required pursuant to this Item 8 are included in the Annual Report on Form 10-K on page F-1 this starting on page 39.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2009.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company filed amendments to its financial statements for the year ended December 31, 2008 and for its quarterly financial statements in 2008 and 2009 to rectify the deficiency in accounting disclosure. In addition, in October 2009 the Company retained a new interim chief financial officer who is a certified public accountant.  In March 2010 the Company replaced the interim CFO with a full-time CFO. Due to the size of our Company and the costs associated to remediate these issues, we still consider the concerns listed to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2009 are not effective due to material weaknesses in our internal controls over financial reporting described above, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating and continuing to rectify the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

b) Management’s Report on Internal Control over Financial Reporting

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

As of December 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP as more fully described below. This assessment was due to the identification of control deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures and that were considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by the Company's Principal Financial Officer in connection with the correction of accounting errors in the Company’s previously issued financial statements as of and for the year ended December 31, 2008.  These accounting errors included the restatement of the acquisition cost of AEN and resultant goodwill, as well as corrections in the reporting of cash and marketable securities on the Company’s cash flow statements for the years ended December 31, 2008.

Management is committed to improving our financial organization. As part of this commitment, we have i) created a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function; and we will ii) prepare and implement appropriate written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

We will also implement procedures that will create more involvement from the Board in the overall financial reporting process by way of extensive monitoring and oversight as a mitigating control for our lack of segregation of duties.

Management believes that the implementation of procedures to create more involvement from the Board by way of monitoring and oversight will result in controls that mitigate our lack of segregation of duties and will also provide more checks and balances within the Company.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 14, 2010 the Company agreed to a stock subscription agreement with an investor. The agreement states the Company will sell up to $1,500,000 in five year convertible debentures (converting to an aggregate of 300,000,000 shares the Company’s common stock [“Common Stock” or the “Shares”]), subject to certain terms and conditions.  The Company will, subject to continuing confirmation of Accredited Subscriber Status accept subscriptions of $250,000 every ninety  (90) days following the initial investment, until the full Offering amount is satisfied or the Company, in its sole discretion, terminates the Offering (each a “Tranche”); except that it is acknowledged that the initial investment shall be satisfied in two payments, one of $20,000 on April 14, 2010 and the remainder of the payment, consisting of $230,000, to be paid in the week of April 19, 2010.  The Company may, in its sole discretion, not accept a Tranche provided the Company provides written notice to the Subscriber, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Subscriber.

If the full amount of these debentures are transacted and the aggregate shares of 300,000,000 were to be issued it would result in a change of control in the Company.

Certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees due them to common stock. The individuals and consultants have agreed to convert a total of $427,245 of accrued salaries and fees to total shares of 29,064.310.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.:

Name	Age	Positions Held and Tenure
Bryan Norcross	59	President and Chief Executive Officer,
Joseph J. Giuliano	49	Director and Chief Financial Officer
Robert Wildberger	62	Director
Bryan Janeczko	39	Director
Janis Farnham	54	Director

The background and principal occupations of the directors and officers of the Company are as follows:

Bryan Norcross, President and Chief Executive Officer as well as a member of our Board of Directors, since March 19, 2008.  Since 1980, Mr. Norcross has been a broadcast meteorologist, reporting for major outlets such as CNN, NBC, and recently WFOR-CBS4 in Miami, as well as being engaged as an analyst for CBS network news.  From May 2, 2007 to the present, Mr. Norcross was the President and Chief Executive Officer America’s Emergency Network, LLC.

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

Joseph J. Giuliano, Chief Financial Officer and a director of the Company since March 6, 2010. Since 1999, Mr. Guiliano has been President, owner and Chief Financial Officer of Forge Financial Group, Inc., an entity engaged in institutional sales and order execution for equity securities.

Robert G. Wildberger, a director of the Company since March 6, 2010. From 2007 through the present, Mr. Wildberger, has been President and Chief Executive Officer of SCCA Pro Racing Ltd., a race-sanctioning corporation.  It sanctions races throughout North America associated with major Gran Prix and race event weekends.  From 1987 through 2006, Mr. Wildberger was employed with DaimlerChrysler Corp. in their Marketing and Motorsport business.  Mr. Wildberger holds a Bachelor of Science from Point Park University.

Bryan Janeczko, a director of the Company since March 6, 2010, Mr. Janeczko, founded Wicked Start LLC, a business advisory company in 2009 and continues to be active in the development of this entity.  Wicked Start offers advisory services to early stage ventures, providing consulting services to evaluate financial, operational, and/or marketing strategies to early stage and small businesses.  From 2008 through 2009, Mr. Janeczko was Vice-President of of Nutrisystem, Inc., managing post-sale integration of Nu-Kitchen, an entity he sold in 2008.  From 2003 through 2008, Mr. Janeczko was the Managing Partner of Nu-Kitchen (Power Chow, LLC), which he co-founded.  Mr. Janeczko holds a Bachelor of Science from Marquette University and an MBA from New York University-Stern School of Business.

Janis J. Farnham, a director of the Company since March 6, 2010.  Ms. Farnham, has been the non-executive Vice President of Sales and Marketing for America’s Emergency Network, a subsidiary of Brampton Crest International, Inc., located in Miami, Florida since 2008.  Prior to joining America’s Emergency Network she served as Vice President of Sales & Marketing for MySky Communications, Inc. beginning in 2006.  MySky is a start-up weather technology company in Lakeville, Massachusetts.  Since 2003, she has been a partner in a technology-based sales and marketing consulting business, JDB Sales, LLC.  From 1988 to 1999, she was Vice President of Sales for Weather Services International, Inc., a company that provides weather data and technology.

Recent resignations from the board and appointments to the board.

Effective June 15, 2009, Robert Adams resigned as a member of the Board of Directors and as an Officer of the Company to pursue other interests. To the knowledge of the Board and executive officers of the Company, Mr. Adams had no disagreement with the Company on any matter related to the Company's operations, policies or practices.

Effective June 15, 2009, Robert Adams for the sum of $100,000, redeemed 24,000,000 of the 25,000,000 shares held in the name of Adams Family Company LLC of which Robert Adams is the controlling Member. Also Matthew Streab, for the sume of $100,000, redeemed 24,000,000 of the 25,000,000 shares held in the name of RMS Associates of Broward, LLC of which Matthew Streab is the controlling Member. The 48,000,000 shares redeemed were subsequently cancelled by the Company.

In addition, Bryan Norcross and Max Mayfield each cancelled 12,500,000 shares of common stock respectively.

Effective August 13, 2009, Robert Wineberg resigned as a member of the Board of Directors and as an Officer of the Company. Mr. Wineberg is an advisor to the Company. To the knowledge of the Board and executive officers of the Company, Mr. Wineberg had no disagreement with the Company on any matter related to the Company's operations, policies or practices.

Effective March 4, 2010, Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis J. Farnham were appointed as members of the Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or their respective earlier death, resignation or removal from office. Commiserate with their appointment, each of Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis Farnham, were granted 250,000 shares of our company Common Stock.  In addition, Joseph I. Emas resigned as a member of the Board of Directors.  In appreciation of his contributions to the Company outside of legal services, Mr. Emas was granted 1,000,000 shares of our company’s Common Stock. Further, effective March 4, 2010, Pamela Thompson resigned as our Chief Financial Officer and Joseph J. Giuliano was appointed our Chief Financial Officer.

Audit Committee Financial Expert

The Company’s board of directors currently serves as the Audit Committee.  The Company does not currently have, and is not required to have, an independent director serving on the board who may be deemed a "Financial Expert.".

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and more than 10% stockholders were not complied with during the fiscal year ended December 31, 2009.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors, and employees.  Code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it was attached as Exhibit 14.1 to our annual report for December 31, 2007.

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

Pursuant to the foregoing  provisions, Brampton Crest  International,  Inc. has been informed that, in the opinion of the  Securities  and Exchange  Commission, such  indemnification  is against public policy as expressed in that Securities Act of 1933 and is, therefore, unenforceable.

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

Independent Directors and Financial Expert

Each of Bryan Janeczko and Robert Wildberger is considered by the Board to be an "Independent Director" of the Company as defined under Rule 10-A.3 of the Exchange Act, but not a "Financial Expert" as defined herein.  In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (A) accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or (B) be an affiliated person of the issuer or any subsidiary thereof.

The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Nevada and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Director Qualifications and Diversity

The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the sales and marketing, finance and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to the full board for oversight. These risks include, without limitation, the following:

Risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Risks and exposures relating to corporate governance; and management and director succession planning.

Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. In 2009, the Chairman resigned from the Board and no replacement has been designated.

Review of Risks Arising from Compensation Policies and Practices

        We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the year ended December 31, 2008 and 2009 compensation awarded to, paid to, or earned by, our Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

					Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards (1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)	Total ($)

Bryan Norcross,	2009	$120,000	$-0-	$-0-	-0-	-0-	-0-	$-0-	$120,000
Chief Executive Officer (4)	2008	$120,000	$-0-	$-0-	-0-	-0-	-0-	$-0-	$120,000

(1)
The options and restricted stock awards presented in this table for 2009 and 2008 reflects the entire amount to be expensed over the service period as if the total dollar amount were earned in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	The table above does not reflect the following:

•
Mr. Norcross became an officer and director of the Company in March 2008. Since May 2009, Mr. Norcross has accrued his monthly salary. In 2010, his accrued salary and unpaid expenses were converted into restricted stock at $.0147 per share.

•	Mr. Norcross donated back to our treasury 12,500,000 shares on June 28, 2009 for no specific consideration.

•
Mr. Norcross participated in a December 22, 2009 private placement of $220,000. In such offering, he purchased $50,000 of notes due in December 2010. For his investment, he received $5,000 interest paid up front, 2,500,000 shares of common stock and promissory note in the amount of $50,000, which if not repaid in December 2010, automatically converts into 2,500,000 common shares. Mr. Norcross' compensation is as an employee at will as there is no employment contract covering his services.

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2009 or 2008 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Bryan Norcross	-0-	-0-	-0-	N/A	N/A	-0-	$-0-	NA	NA

Director Compensation

In 2009, our directors did not receive compensation for serving on the Board or on its committees. Depending on the number of meetings and the time required for the Company’s operations, it was the Company's policy that it may decide to compensate its directors in the future. In March 2010, the Company granted 250,000 shares to each non-executive director and 1,000,000 shares to a retiring director in appreciation of his contributions to the Company.

Other Compensation

Our Board of Directors in 2009 consisted of Bryan Norcross, our CEO, Brad Hacker, then our CFO, Joseph Emas, our prior securities counsel, and Robert Wineberg, a former officer. Each person was compensated for their services to the Company as an executive officer, legal counsel or for accounting services to the Company as opposed to being compensated for services as a director. For 2009, compensation paid and accrued to Messrs. Hacker, Emas and Wineberg totaled $47,000, $47,500 and $25,000, respectively.

Any unpaid amounts were converted by the above individuals to stock. The conversion with other employees and consultants to the Company accepted an agreement to convert accrued salaries and fees due them to common stock. The individuals and consultants have agreed to convert a total of $427,245 of accrued salaries and fees to total shares of 29,064.310.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

Compensation Table

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each director (other than Bryan Norcross) as of December 31, 2009.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1) (5)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(4)(6)	Total ($)
Brad Hacker, Director (4)	$5,000	$42,000	$-0-	-0-	-0-	$-0-	$47,000

Joseph Emas, Director (5)	$7,500	$40,000	$-0-	-0-	-0-	$-0-	$47,500

Robert Wineberg, Director (6)	$5,000	$20,000	$-0-	-0-	-0-	$-0-	$25,000

(1)  The restricted stock awards presented in this table for 2009 reflects the entire amount to be expensed over the service period as if the total dollar amount were earned in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB.  Such guidance requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description guidance issued by the FASB and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

(2)	Excludes awards or earnings reported in preceding columns.

(3)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends declared or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4)	Compensation paid for accounting services.

(5)	Compensation paid for legal services.

(6)	Officer compensation paid.

The foregoing table does not reflect the following: Mr. Wineberg participated in a December 2009 private placement of $220,000. In such offering, he purchased $50,000 of notes due in December 2010. For his investment, he received $5,000 interest paid up front, 2,500,000 shares of common stock and promissory note in the amount of $50,000, which if not repaid in December 2010, automatically converts into 2,500,000 common shares.

Certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees due them to common stock. The individuals and consultants have agreed to convert a total of $427,245 of accrued salaries and fees to total shares of 29,064.310.

The Company, desires to sell up to $1,500,000 in five year convertible debentures (converting to an aggregate of 300,000,000 shares the Company’s common stock,  The Company will, subject to continuing confirmation of Accredited Subscriber Status, accept subscriptions of $250,000 every ninety  (90) days following the initial investment, until the full Offering amount is satisfied or the Company, in its sole discretion, terminates the Offering; except that it is acknowledged that the initial investment shall be satisfied in two payments, one of $20,000 immediately and the remainder of the payment, consisting of $230,000, to be paid in the week of April 19, 2010.  The Company may, in its sole discretion, not accept a Tranche provided the Company provides written notice to the Subscriber, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Subscriber

If the full amount of these debentures are transacted and the aggregate shares of 300,000,000 be issued it would result in a change of control in the Company.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our Common Stock as of April 15, 2010. The Company has elected to report the Security ownership of certain beneficial owners as of the current date due to the large number of shares issued agreed to be issued in 2010. These shares were issued as a result of certain employees and consultants to the Company accepted an agreement to convert accrued salaries and fees due them to common stock. The individuals and consultants have agreed to convert a total of $427,245 of accrued salaries and fees to total shares of 29,064.310.

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

	Number of	Percentage of
	Shares	Shares
Name and Address	Beneficially Owned (1)	Beneficially Owned (1)
Bryan Norcross(2)	23,213,969	12.2%
4700 Biscayne Blvd, Suite 500 ,Miami, FL 33137,

Joseph J. Giuliano	250,000	0.1-%
4700 Biscayne Blvd, Suite 500, Miami, FL 33137,

Brad Hacker	4,081,633	2.1%
5722 S. Flamingo Drive, Suite 151, Ft. Lauderdale, FL 33330

Robert Wildberger	750,000	0.4%
4700 Biscayne Blvd, Suite 500, Miami, FL 33137

Bryan Janeczko	250,000	0.1-%
4700 Biscayne Blvd, Suite 500, Miami, FL 33137,

Janis Farnham	3,311,224	1.7%
4700 Biscayne Blvd, Suite 500, Miami, FL 33137,

All directors and	31,856,826	16.8%
executive officers as
a group (6 persons)

Robert Wineberg	54,560,544	28.7%
Delaporte Point, House #45 Nassau, Bahamas

Max Mayfield and Associates, LLC	14,132,653	7.4%
4700 Biscayne Blvd, Suite 500,Miami, FL 33137.

MB Worldwide Investments, LLC One East Broward Blvd, Suite 1010 Fort Lauderdale, FL 33301	25,059,568	13.2%

* less than 1%

(1)
Based on a total of an aggregate of 190,191,191 shares of capital stock, consisting of 160,054,881 issued and outstanding shares of common stock and warrants to purchase -0- shares of common stock and 1,000,000 shares issued to  board member upon their appointment March 4, 2010 and 29,064,310 shares issued to employees and consultants of the Company whom elected to convert accrued salaries and fees to stock on April 12, 2010

(2)	The shares of common stock are held in the name of Bryan Norcross Corporation of which Bryan Norcross is the controlling shareholder.

Effective March 4, 2010, Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis J. Farnham were appointed as members of the Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or their respective earlier death, resignation or removal from office. Commiserate with their appointment, each of Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis Farnham, were granted 250,000 shares of our company Common Stock.

Certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees due them to common stock. The individuals and consultants have agreed to convert a total of $427,245 of accrued salaries and fees to total shares of 29,064.310. Shares to be issued are as follows:

Brad Hacker	4,081,633

Joseph Emas	3,231,293

Murray Bacal	7,482,993

Robert Wineberg	1,360,544

Bryan Norcross	8,213,969

Janis Farnham	3,061,224

Max Mayfield	1,632,653

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

Related Party Transactions

On March 19, 2008, the Company, America’s Emergency Network, LLC, a Florida limited liability company ("AEN"), Bryan Norcross, in his capacity as a member and representative of the members of America’s Emergency Network, LLC, Max Mayfield, a member of America’s Emergency Network, LLC, Matthew Straeb, a member of the America’s Emergency Network, LLC, Robert Adams, a member of America’s Emergency Network, LLC, and Brampton Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby America’s Emergency Network, LLC was merged into the Company such that AEN continued as a wholly owned subsidiary corporation of the Company. As a result of this transaction, the Company issued a total of 100,000,000 shares of Common Stock to the former members of AEN.

In 2009, the Company repurchased (i) 48,000,000 shares of Common Stock at a price of $200,000 from two affiliated persons (Robert Adams and Matthew Straeb) and (ii) 25,000,000 shares of Common Stock from two additional affiliated persons (Bryan Norcross and Max Mayfield) for no additional consideration.

Since May 2009, Mr. Norcross has accrued his monthly salary. In 2010, his accrued salary and unpaid expenses were converted into restricted stock at $.0147 per share. In addition, in April 2010 six (6) persons also agreed to convert their accrued salary and unpaid expenses, if any, into an aggregate of 29,064,310 shares of Common Stock at a price of $.0147 per share.

Mr. Norcross participated in a December 2009 private placement of $220,000. In such offering, he purchased $50,000 of notes due in December 2010. For his investment, he received $5,000 interest paid up front, 2,500,000 shares of common stock and promissory note in the amount of $50,000, which if not repaid in December 2010, automatically converts into 2,500,000 common shares.

Mr. Wineberg participated in a December 2009 private placement of $220,000. In such offering, he purchased $50,000 of notes due in December 2010. For his investment, he received $5,000 interest paid up front, 2,500,000 shares of common stock and promissory note in the amount of $50,000, which if not repaid in December 2010, automatically converts into 2,500,000 common shares.

Mr. Wildberger participated in a December 2009 private placement of $220,000. In such offering, he purchased $10,000 of notes due in December 2010. For his investment, he received $1,000 interest paid up front, 500,000 shares of common stock and promissory note in the amount of $10,000, which if not repaid in December 2010, automatically converts into 500,000 common shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal 2009

(1)     Audit Fees

The aggregate fees billed by the independent accountants for the last fiscal year for professional services for the audit of the Company's annual financial statements  and  the  review  included in the Company's Form 10-Q and services that  are  normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $20,000.

(2)     Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not  reported  under  Item  9  (e)(1)  of  Schedule  14A  was  NIL.

(3)     Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services  rendered  by the principal accountants for tax compliance, tax advice, and  tax  planning  was  $1,500.

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

(3)     Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services  rendered  by the principal accountants for tax compliance, tax advice, and  tax  planning  was  $3,000.

(4)     All Other  Fees

There  were  no other fees charged by the principal  accountants  other  than  those  disclosed  in  (1)  and  (3) above.

Audit  Hours Incurred

The principal accountants spent approximately 50 percent of the total hours spent on the accounting.  The hours were about equal to the hours spent by the Company's internal accountant.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial  statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2009 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

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

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)

3.2	Amendments to Articles of Incorporation (1)

3.1	Bylaws of the Corporation (1)

14	Code of Ethics (1)

21	Subsidiaries (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

 (1) Incorporated by reference.

 (2)  Filed herein.

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 15th day of April, 2010

Brampton Crest International, Inc.

Date: April 15, 2010	/S/ Bryan Norcross
Bryan Norcross
(Chief Executive Officer)

Date: April 15, 2010	/S/ Joseph Giuliano

Joseph Giuliano
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Date	Signature/Title

Date: April 15, 2010	/S/ Bryan Norcross
Bryan Norcross
(Chief Executive Officer)

Date: April 15, 2010	/S/ Joseph Giuliano
Joseph Giuliano
(Chief Financial Officer)

/S/ Robert Wildberger
Date: April 15, 2010	Robert Wildberger
(Director)

Date: April 15, 2010	/S/ Bryan Janeczko
Bryan Janeczko
(Director)

Date: April 15, 2010	/S/ Janis Farnham
Janis Farnham
(Director)

PART F/S.  FINANCIAL STATEMENTS

                       BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brampton Crest International, Inc. and Subsidiaries
Miami Beach, Florida

We have audited the accompanying consolidated balance sheets of Brampton Crest International, Inc. and subsidiaries ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two-years in the period ended December 31, 2009. These consolidated financial statements   are the   responsibility   of the   Company's management.   Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brampton Crest International, Inc. and subsidiaries ("the Company") as of December 31, 2009 and 2008, and the consolidated results of its operations and its consolidated cash flows for each of the two-years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company’s significant operating losses, working capital deficiency, and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BERENFELD, SPRITZER, SHECHTER & SHEER, LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

Fort Lauderdale, Florida
–April 15, 2010

BRAMPTON CREST INTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$165,101	$375,058
Marketable securities	—	1,025,000
Accounts receivable-net	10,000	31,147
Total Current Assets	175,101	1,431,205
PROPERTY AND EQUIPMENT, net	326,843	355,220
Other Assets:
Deposits and prepaid expenses	4,758	6,294
Trademarks	-	10,650
Total Other Assets	4,758	16,944
TOTAL ASSETS	$506,702	$1,803,369
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$272,689	$25,391
Accrued expenses	151,000	-
Due to related party	95,926	95,926
Current portion of notes payable	1	-
Total Current liabilities	519,616	121,317
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2008 and 2009	-	-
Common stock, $.001 par value; 950,000,000 shares authorized, 232,854,881shares issued and 160,054,881 shares outstanding at December 31, 2009 and 221,854,881 shares issued and outstanding at December 31, 2008	160,055	221,854
Additional paid in capital	14,040,861	13,959,063
Accumulated deficit	(14,213,830)	(12, 498,865)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(12,914)	1,682,052
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIENCY)	$506,702	$1,803,369

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Revenue	$120,132	$172,909
Cost of Sales	89,650	84,019
Gross Profit	30,482	88,890
Selling, General and
Administrative Expenses	1,717,163	1,149,996
Impairment of Asset	10,650	10,415,747
Loss From Operations	(1,697,331)	(11,476,853)
Other Income (Expense):
Interest Expense	(22,000)	-
Interest Income	4,366	25,209
Total Other Income (Expense)	(17,634)	25,209

Loss Before Income Taxes	(1,714,965)	(11,451,644)
Provision for Income Taxes	—	—
Net Loss	$(1,714,965)	$(11,451,644)

Net Loss Per Share-

Basic and Diluted	$(0.01)	$(0.07)
Weighted Average Common Shares
Outstanding - Basic and Diluted	182,547,528	163,825,550

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2009 and 2008

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2007	51,518,710	$51,518	$1,589,900	$(1,047,221)	594,197
Common Stock Issued for Private Placement and
Exercise of Stock Warrants Net of Issuance Costs	70,336,171	70,336	2,369,163	—	2,439,499
Common Stock Issued for Acquisition	100,000,000	100,000	10,000,000		10,100,000
Net Loss for the year ended December 31, 2008	—	—	—	(11,451,644)	(11,451,644)
BALANCE, DECEMBER 31, 2008	221,854,881	$221,854	$13,959,063	$ (12,498,865)	$1,682,052
Exercise of Stock Warrants Net of Issuance Costs	200,000	200	(200)		-
Common Stock Issued for Private Placement	11,000,000	11,001	208,998	-	219,999
Common Stock Cancelled	(25,000,000)	(25,000)	25,000	-	-
Common Stock Redemption	(48,000,000)	(48,000)	(152,000)	-	(200,000)
Net Loss for the year ended December 31, 2009	—	—	—	(1,714,965)	(1,714,965)
BALANCE, DECEMBER 31, 2009	160,054,881	$160,055	$14,040,861	$(14,213,830)	$(12,914)

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009		2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,714,965)	$(11,451,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		109,178	96,402
Loss on disposal of assets			—
Impairment of trademarks		10,650
Impairment of goodwill from acquisition			10,415,747
Changes in operating assets and liabilities:
Decreases (increases) in assets
Accounts receivable		21,147	(31,147)
Prepaid expenses and deposits		1,536	5,328
Increases (decreases) in liabilities
Accounts payable		247,298	(85,347)
Accrued expenses		151,000	-
Net Cash Used in Operating Activities		(1,174,156)	(1,050,661)
Cash Flows From Investing Activities:
Cash acquired at acquisition		—	19,349
Marketable securities redeemed (purchased)		1,025,000	(675,000)
Fixed assets purchased		(80,801)	(389,608)
Net Cash Provided By (Used In) Investing Activities		944,199	(1,045,259)
Cash Flows From Financing Activities:
Repurchase of common stock		(200,000)	—
Proceeds from notes payable		1	—
Proceeds from sale of common stock, net of issuance costs		219,999	2,439,499
Net Cash Provided by Financing Activities		20,000	2,439,499
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(209,957)	343,579
CASH, BEGINNING OF YEAR		375,058	31,479
CASH, END OF YEAR		$165,101	$375,058
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Acquisition of America’s Emergency Network, LLC:
Goodwill	$		$10,415,749
Accounts Payable			(108,927)
Cash acquired at acquisition			19,349
Fixed assets			61,194
Other assets			12,900
Loan payable			(204,337)
Officer loan			(95,926)
	$		$10,100,000
OTHER SUPPLEMENTAL INFORMATION:

Interest Paid		$22,000	$—
Income Taxes Paid		$—	$—

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION AND CAPITALIZATION

Brampton Crest International, Inc. (the “Company"), a Nevada corporation, was originally organized as Selvac Corporation, a Delaware corporation. On June 28, 1982, Selvac Corporation restated its Certificate of Incorporation and changed its name to Mehl/Biophile International Corporation. On March 22, 2000, the Company reorganized as Hamilton-Biophile Companies. On November 26, 2001, the Company re-domiciled to Nevada. Hamilton Biophile Companies changed their name to Brampton Crest International, Inc., effective on November 18, 2004.

The Company filed a Form 10-SB on December 16, 2004, and on May 17, 2005 became a reporting company pursuant to the Securities Exchange Act of 1934, as amended.

Effective March 2, 2007, the Company announced that it had formed a wholly owned subsidiary, White Peak Capital Group, Inc., a Florida corporation (“White Peak”) that would focus on making secured short and medium term loans. Effective July 2007, White Peak changed its name to Laurentian Peak Capital Group (Laurentian).  Laurentian’s corporate structure and marketing plan remained the same as it was with White Peak.

Laurentian, as a licensed mortgage lender, sought to develop its loan business through an established network of finance industry contacts developed by its management and by seeking the participation by other originators known to the company management. Laurentian loans were to be both short and medium term, secured by accounts and trade receivables, real estate, credit card receivables, equipment letters of credit and shares of stock. The originators from whom Laurentian were to purchase participations were established companies known to Laurentian management. Currently Laurentian is an inactive Company. Prior to becoming inactive in this line of business, Laurentian made a loan totaling $200,000 to America's Emergency Network, LLC. As a result of this loan transaction, the Company became interested in acquiring AEN.

On March 19, 2008, the Company, America’s Emergency Network, LLC, a Florida limited liability company ("AEN"), Bryan Norcross, in his capacity as a member and representative of the members of America’s Emergency Network, LLC, Max Mayfield, a member of America’s Emergency Network, LLC, Matthew Straeb, a member of the America’s Emergency Network, LLC, Robert Adams, a member of America’s Emergency Network, LLC, and Brampton Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby America’s Emergency Network, LLC was merged into the Company such that AEN continued as a wholly owned subsidiary corporation of the Company. As a result of this transaction, the Company issued a total of 100,000,000 shares of Common Stock to the former members of AEN. Shortly after the Company's acquisition of AEN, the loan origination business of Laurentian ceased to concentrate the Company's resources on the business of AEN.

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

America's Emergency Network is designed to link Emergency Operations Centers (EOC's) in cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other government agencies. The system is designed to send video feeds of news briefings by emergency officials issued at any EOC in any location over the internet to the public and the media instantly. The design of the system includes a satellite component so it will continue to operate before and after disasters, even when telephone, cell phone, and terrestrial internet systems have failed. In addition, during short-fuse emergencies (tanker accidents, bio-hazards, etc.), America's Emergency Network is designed to provide an instant-communications link directly to all subscribing media outlets. With AEN deployed nationally, critical information would reach the public much sooner since all subscribing media outlets would receive the video feeds at once.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION AND CAPITALIZATION (CONTINUED)

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, America’s Emergency Network, Inc. and Laurentian Peak Capital.  All material intercompany balances and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2009 and December 31, 2008, the Company had cash equivalents in the amount of approximately $165,000, and $375,000, respectively, all in low risk investments.

MARKETABLE SECURITIES

The Company holds marketable securities with a financial institution. The investments are highly liquid, short-term securities and the fair value of these securities has little or no change from the original purchase price. The amounts held at December 31, 2009 and December 31, 2008 were $0 and $1,025,000, respectively.

ACCOUNTS RECEIVABLE

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company had accounts receivable of $10,000 at December 31, 2009 and $31,147 at December 31, 2008.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment of long-lived assets in accordance with ASC Topic 360, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“ASC Topic 360”) requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2009 this does not apply.

GOODWILL AND OTHER INTANGIBLE ASSETS

ASC Topic 350, “Intangibles – Goodwill and Other,” addresses financial accounting and reporting for acquired goodwill
Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 15 years.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION AND CAPITALIZATION (CONTINUED):

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

The Company had reviewed the value of the intangible assets of goodwill as of December 31, 2008 and  determined as of the filing and subsequent amended filings to impair the value of goodwill. Based on the operating losses for 2008 and projected losses in 2009 and breakeven not projected until 2010 the Company decided to impair the entire balance of $10.4 million as of year ended December 31, 2008.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2009 and 2008. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION AND CAPITALIZATION (CONTINUED):

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009 and 2008, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the  Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of December 31, 2009 and 2008 were approximately $0 and $1,025,000, respectively. The company has not experienced any losses in such accounts.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2009 and 2008, are anti-dilutive and therefore are not included in earnings (loss) per share.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION AND CAPITALIZATION (CONTINUED):

The following is a summary of the securities that could be potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive

	Year Ended	Year Ended
	December 31,	December 31
	2009	2008
Warrants	600,000	800,000
Total	600,000	800,000

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies ASC Topic 718 “Share-Based Payments” (“ASC Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

For the years ended December 31, 2009 and 2008, the Company did not grant any stock options.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock-based compensation awards issued to non-employees for services are recorded, in accordance with ASC Topic 505- 50 “Equity-Based Payments to Non-Employees,” at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines.

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance ASC Topic 815 “Derivatives and Hedging”. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS(CONTINUED)

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.
Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was (date of filing) April 15, 2010.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

NOTE 3 - RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 4 -INCOME TAXES

As of December 31,  2009 and 2008 the Company had Federal and state net operating losses of approximately $12,100,000 and $10,498,000, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryfowards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The temporary differences  that give rise to  deferred  tax  assets  and  liabilities at year end are as follows:

	December 31,	December 31,
	2009	2008
Deferred tax asset due net operating losses	$4,235,000	$3,375,000

Less: Valuation allowance	(4,235,000)	(3,375,000)

Net deferred tax asset	$0	$0

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future.  Management expects that they will not have benefit in the  future. Accordingly, a full valuation allowance has  been  established.

NOTE 5– FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company adopted Statement of ASC Topic 820 Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$165,101	$165,101	—	—

No other than temporary impairments were recognized for the years ended December 31, 2009 and 2008.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CAPITAL STOCK AND EQUITY

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

On December 24, 2009, we accepted the final subscription arising from a December 7, 2009 private-financing transaction with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of Two Hundred and Twenty Thousand Dollars ($220,000) consisting of an aggregate of $220,000 in 10% Promissory Notes, due twelve months from the date of issuance and 11,000,000 shares of common stock.

Pursuant to the completed private financing transactions, we issued to U.S. Purchasers, in reliance upon the exemption provided by Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, for a transaction not involving a public offering and pursuant to Rule 506 of Regulation D promulgated thereunder, consisting(a) an aggregate of $170,000 in 10% Promissory Notes, due twelve months from the date of issuance; and (b) an aggregate of 8,500,000 shares of common stock of our Company. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) each of the U.S. Purchasers was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

Pursuant to the completed private financing transactions, we issued to non-U.S. Purchasers, in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended, for a transaction not involving a public offering and consisting of (a) an aggregate of $50,000 in 10% Promissory Notes, due twelve months from the date of issuance; and (b) an aggregate of 2,500,000 shares of common stock of our Company. The non-U.S. Purchasers acknowledged the following: The non-U.S. Purchaser is not a United States Person, nor is the non-U.S. Purchaser acquiring the Securities shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the non-U.S. Purchaser to purchase the Securities have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK AND EQUITY (CONTINUED)

Common Stock

The Company had 950,000,000 shares of $.01 par value common stock authorized as of December 31, 2009 and 2008. Total shares issued and outstanding as of December 31, 2009 were 232,854,881 and 160,054,881, respectively. Total shares issued and outstanding as of December 31, 2008 were 221,854,881..

During the year ended December 31, 2009, the Company issued 11,000,000 shares of common stock as part of the above private placement as referred to in the section “Private Placement Offering.”.

Preferred Stock

As of December 31, 2009 and 2008, the Company authorized 25,000,000 shares of preferred stock, at $.001 par value and there are no preferred shares issued and outstanding as of December 31, 2009 and 2008.

Options
As of December 31, 2009 and 2008, no options to purchase common stock of the Company were issued and outstanding.

Warrants
As of December 31, 2009 and 2008, the Company has 600,000 and 800,000 common stock warrants outstanding, respectively.

The following represents the stock warrant activity during the years ended December 31, 2008 and 2009:
		Weighted
		Average
	Warrants	Price
Balance, 12/31/07	51,100,000	$.001
Activity:
Activity 1/1/08-12/31/08-Warrants exercised	(50,300,000)	.001
Balance, 12/31/08	800,000	$.001
Activity:
Activity 1/1/09-12/31/09—Warrants expired	(200,000)	—
Balance 12/31/09	600,000	$.001

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

NOTE 7 – COMMITMENT AND CONTINGENCIES

The Company’s executive and operations offices are located in Miami, Florida.  The Company pays rent on a monthly basis of $4,269 per month.  Also, the Company is responsible for an additional $738 per month for operating cost pass-through.  Consequently, the total rent payment is $5,007.  The current month-to-month arrangement expires on April 30, 2010. The management intends to sign a new lease for the same space with economically more favorable terms.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into various consulting agreements related to services to be rendered by the consultants.  The agreements are on a month to month basis.

NOTE 8 – OTHER EVENTS

On November 18, 2009, Brampton scheduled in Circuit Court a motion for a default final judgment against Blackpool Corporate Advisors LLC for damages in the amount of $33,403. On October 23, 2009, the court entered an order of default against the defendant for failure to obtain counsel.

NOTE 9 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of AEN its President and current CEO of Brampton advanced the Company funds for legal and other start up costs for the Company’s operations. These advances are non-interest bearing and are expected to be paid at an undetermined date.

NOTE 10 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	December 31, 2009	December 31, 2008
Website development	5 Years	$290,927	$267,928
Conference display	5 Years	8,559	8,559
Computer and software	5 Years	206,746	158,010
Installation Parts	5 Years	24,697	16,502
Leasehold improvements	2 Years	6,445	6,445
Furniture	5 Years	10,225	9,130
Total Property and Equipment		$547,599	$466,574
Accumulated Depreciation		(220,756)	(111,354)
Total Property and Equipment, Net		$326,843	$355,220

NOTE 11     SEGMENT REPORTING
The Company operates two segment operations within its two subsidiaries, Laurentian Peak Capital Group, Inc. and America’s Emergency Network, Inc.  All of the operations in the consolidated financial statements are from the AEN operating segment. The other segment is for the lending unit, Laurentian Peak Capital. Laurentian was not operational in 2009 and operations were minimal in 2008 , therefore no information is reported for segment reporting purposes.

NOTE 12     GOING CONCERN ISSUES

The Company had losses from continuing operations of $1,714,965 during the year ended 2009. At 12/31/09, the Company had negative working capital of $344,515.   The decrease in working capital from 2008-2009 is attributable to decrease in marketable securities as a result of funding operations. The Company had cash on hand of $165,101 at 12/31/09 which is not sufficient to meet our current cash requirements for the next twelve months.

The Company expects to incur additional losses until sufficient sales of its products are achieved.  The Company’s total sales figure for 2009 is $120,132, however the Company is still operating at a loss and substantial sales volumes have not yet been achieved.  The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

The Company continues to target government initiatives for sales. In addition, the Company is developing products for the private marketplace.  The products are similar to or based on the government products, and have the same technological base.  In many cases the same IP network, which was especially designed for video distribution, will be utilized in serving the education, healthcare, and corporate markets.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 NOTES PAYABLE

On December 24, 2009, the Company completed an offering with certain private investors, pursuant to a subscription agreement for an aggregate purchase price of $220,000 consisting of an aggregate of $220,000 in 10% Promissory Notes. The Notes are due on December 7, 2010 and interest is due immediately as of December 24, 2009. Interest expense for 2009 totaled $22,000.

In consideration for the purchase of the 10% Promissory Notes, each investor received 50 shares of $.001 par value common stock for each dollar subscribed for an aggregate issuance of 11,000,000 shares.  The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount will begin in January of 2010 and will be charged against interest expense over the term of the notes.

The offering was made in reliance upon the exemption provided by Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, for a transaction not involving a public offering and pursuant to Rule 506 of Regulation D promulgated thereunder.

NOTE 14 SUBSEQUENT EVENTS

On April 14, 2010 the Company agreed to a stock subscription agreement with an investor. The agreement states the Company will sell up to $1,500,000 in five year convertible debentures (converting to an aggregate of 300,000,000 shares the Company’s common stock [“Common Stock” or the “Shares”]), subject to certain terms and conditions.  The Company will, subject to continuing confirmation of Accredited Subscriber Status accept subscriptions of $250,000 every ninety  (90) days following the initial investment, until the full Offering amount is satisfied or the Company, in its sole discretion, terminates the Offering (each a “Tranche”); except that it is acknowledged that the initial investment shall be satisfied in two payments, one of $20,000 on April 14, 2010 and the remainder of the payment, consisting of $230,000, to be paid in the week of April 19, 2010.  The Company may, in its sole discretion, not accept a Tranche provided the Company provides written notice to the Subscriber, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Subscriber.

If the full amount of these debentures are transacted and the aggregate shares of 300,000,000 were to be issued it would result in a change of control in the Company.

Certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees due them to common stock. The individuals and consultants have agreed to convert a total of $427,245 of accrued salaries and fees to total shares of 29,064.310.