Form 10-Q
period 2010-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2010-05-17
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Registrant's Telephone Number: (305) 428-8300

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non–Accelerated filer  ☐  Small Reporting Registrant  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2010
Common stock, $0.001 par value	190,949,124

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,803	$165,101
Accounts Receivable	-	10,000
Total Current Assets	9,803	175,101

PROPERTY AND EQUIPMENT, net	298,093	326,843
Other Assets:
Deposits and Prepaid Expenses	4,044	4,758
TOTAL ASSETS	$311,940	$506,702

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable	$245,278	$272,689
Accrued Expenses	269,200	151,000
Due to Related Party	95,926	95,926
Current Portion of Notes Payable	55,001	1
Total Current Liabilities	665,405	519,616
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $.001 par value; 950,000,000 shares authorized, 232,854,881 shares issued and 160,054,881 shares outstanding at March 31, 2010 and December 31, 2009	160,055	160,055
Additional Paid in Capital	14,040,861	14,040,861
Accumulated Deficit	(14,554,381)	(14,213,830)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(353,465)	(12,914)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY (DEFICIENCY)	$311,940	$506,702

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated  Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$32	$82,407
Cost of Sales	-	38,929
Gross Profit	32	43,478

Selling, General and Administrative Expenses	285,734	354,193

Loss from Operations	(285,702)	(310,715)

Other Income (Expense)
Interest Expense	(55,000)	-
Interest Income	151	1,311

Total Other Income (Expense)	(54,849)	1,311

Loss Before Income Taxes	(340,551)	(309,404)

Income Tax Benefit	-	-

Net Loss	$(340,551)	$(309,404)

Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding -Basic and Diluted	160,054,881	221,854,881

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

Brampton Crest International, Inc. and Subsidiaries
Condensed Consolidated  Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(340,551)	$(309,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,000	30,000
Amortization of Note Discount	55,000	-
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	10,000	(51,392)
Prepaid Expenses and Deposits	714	2,250
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	90,789	(17,619)
Net Cash Used In Operating Activities	(154,048)	(346,165)
Cash Flows from Investing Activities
Marketable Securities redeemed (purchased)	-	250,000
Fixed Assets Purchased	(1,250)	(31,591)
Net Cash( Used In) Provided by Investing Activities	(1,250)	218,409
Cash Flows from Financing Activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(155,298)	(127,756)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	165,101	375,058
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,803	$247,302
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$-
Income taxes paid during the period	$—	$-

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

NOTE 2     GOING CONCERN ISSUES

The Company had losses from continuing operations of $340,551 during the quarter ended March 31, 2010. At March 31, 2010, the Company had negative working capital of $655,602.   The decrease in working capital from 2009-2010 is attributable to decrease in cash and accruals for employee and professional compensation as a result of funding operations. The Company had cash on hand of $9,803 at March 31, 2010 which is not sufficient to meet our current cash requirements for the next twelve months.

The Company expects to incur additional losses until sufficient sales of its products are achieved.  The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 2 GOING CONCERN ISSUES (CONTINUED)

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Consolidated financials statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financials statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2010 and December 31, 2009, the Company had cash equivalents in the amount of approximately $9,800, and $165,000, respectively, all in low risk investments.

ACCOUNTS RECEIVABLE

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company had accounts receivable of $0 at March 31, 2010 and $10,000 at December 31, 2009.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2010 and 2009 there were no impairments of long-lived assets.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

The range of estimated useful lives used to calculate depreciation for property and equipment are as follow:

Asset Category	Depreciation/Amortization Period
Furniture and Fixture	5 Years
Office equipment	5 Years
Leasehold improvements	2 Years

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2010 and December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of March 31, 2010 and December 31, 2009, there were no uninsured balances. The company has not experienced any losses in such accounts.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended March 31, 2010 and December 31, 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2010	2009
Warrants	600,000	800,000
Total	600,000	800,000

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the quarters ended March 31, 2010 and year March 31, 2009, the Company did not grant any stock options.

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

SEGMENT INFORMATION

The Company operates two business operations within its two subsidiaries, America’s Emergency Network, Inc. (“AEN”) and Laurentian Peak Capital Group. In 2009 and 2010, all of the Company’s operations were in AEN, which is the material segment. Laurentian’s business was inactive in 2009 and 2010, and its operation are not materially considered in management’s decision making. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Accordingly, the Company does not have separately reportable segments.

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements

ASU 2010-09 amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”) and requires an SEC filer to evaluate subsequent events through the date that the consolidated financials statements are issued but removed the requirement to disclose this date in the notes to the entity’s consolidated financials statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09 during the quarter ended March 31, 2010.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s consolidated financials statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financials statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements

ASU 2010-06 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The provisions of ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets

ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financials statements.

Accounting Standards Not Yet Effective

Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

ASU 2009-13 requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its consolidated financials statements.

Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements

ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.

 ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4  -INCOME TAXES

As of March 31, 2010 and December 31,  2009 the Company had Federal and state net operating losses of approximately $12,300,000 and $12,100,000, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryfowards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:
	March 31,	December 31,
	2010	2009
Deferred tax asset due net operating losses	$4,347,000	$4,235,000

Less: Valuation allowance	(4,347,000)	(4,235,000)

Net deferred tax asset	$0	$0

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

 BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 5– FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$9,803	$9,803	—	—

		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$165,101	$165,101	—	—

No other than temporary impairments were recognized for the quarter ended March 31, 2010 and the year ended December 31, 2009.

NOTE 6 – CAPITAL STOCK AND EQUITY

On December 24, 2009, the Company accepted the final subscription arising from a December 7, 2009 private-financing transaction with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of Two Hundred and Twenty Thousand Dollars ($220,000) consisting of an aggregate of $220,000 in 10% Promissory Notes, due twelve months from the date of issuance and 11,000,000 shares of common stock.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 6 – CAPITAL STOCK AND EQUITY (CONTINUED)

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

Effective March 4, 2010, Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis J. Farnham were appointed as members of the Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or their respective earlier death, resignation or removal from office. Commiserate with their appointment, each of Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis Farnham, were granted 250,000 shares of our company Common Stock. In addition, Joseph I. Emas resigned as a member of the Board of Directors. In appreciation of his contributions to the Company outside of legal services, Mr. Emas was granted 1,000,000 shares of our company’s Common Stock. The Company recorded directors’ fees of $29,400 for the quarter ended March 31, 2010 for these issuance of shares. The shares were issued in May 2010.

Common Stock
The Company had 950,000,000 shares of $.001 par value common stock authorized as of March 31, 2010 and December 31, 2009. Total shares issued were 232,854,881 and outstanding were 160,054,881 as of March 31, 2010 and December 31, 2009.

During the year ended December 31, 2009, the Company issued 11,000,000 shares of common stock as part of the private placement referred to in the section “Private Placement Offering.”

Preferred Stock
As of March 31, 2010 and December 31, 2009, the Company had 25,000,000 shares of preferred stock authorized, at $.001 par value and no preferred shares issued and outstanding.

Options
As of March 31, 2010 and December 31, 2009, no options to purchase common stock of the Company were issued and outstanding.

Warrants
As of March 31, 2010 and December 31, 2009, the Company has 600,000 common stock warrants outstanding.

The following represents the stock warrant activity during the year ended December 31, 2009 and quarter ended March 31, 2010:
		Weighted
		Average
	Warrants	Price
Balance, 12/31/08	800,000	$.001
Activity 1/1/09-12/31/09—Warrants expired	(200,000)	—
Balance 12/31/09	600,000	$.001
Activity 1/1/10-3/31/10—Warrants expired	(600,000)	—
Balance 3/31/10	-0-	$.001

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company’s executive and operations offices are located in Miami, Florida.  The Company pays rent on a monthly basis of $2,069 per month.  Also, the Company is responsible for an additional $738 per month for operating cost pass-through.  Consequently, the total rent payment is $2,807.  The current lease arrangement expires on April 30, 2011.

The Company entered into various consulting agreements related to services to be rendered by the consultants.  The agreements are on a month to month basis.

NOTE 8 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of AEN its President and current CEO of Brampton advanced the Company funds for legal and other start up costs for the Company’s operations. These advances are non-interest bearing and are expected to be paid at an undetermined date.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
Property and Equipment:	Estimated Life	March 31, 2010	December 31, 2009
Website development	5 Years	$290,927	290,927
Conference display	5 Years	8,559	8,559
Computer and software	5 Years	207,996	206,746
Installation Parts	5 Years	24,697	24,697
Leasehold improvements	2 Years	6,445	6,445
Furniture	5 Years	10,225	10,225
Total Property and Equipment		$548,849	547,599
Accumulated Depreciation		(250,756)	(220,756)
Total Property and Equipment, Net		$298,093	326,843

NOTE 10   NOTES PAYABLE

On December 24, 2009, the Company completed an offering with certain private investors, pursuant to a subscription agreement for an aggregate purchase price of $220,000 consisting of an aggregate of $220,000 in 10% Promissory Notes. The Notes are due on December 7, 2010 and interest is due immediately as of December 24, 2009. Interest expense for or the three months ended March 31, 2010 and 2009 totaled $0.

In consideration for the purchase of the 10% Promissory Notes, each investor received 50 shares of $.001 par value common stock for each dollar subscribed for an aggregate issuance of 11,000,000 shares. The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable. Amortization of the discount began in January of 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three months ended March 31, 2010 totaled $55,000.

The offering was made in reliance upon the exemption provided by Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, for a transaction not involving a public offering and pursuant to Rule 506 of Regulation D promulgated thereunder.

NOTE 11 SUBSEQUENT EVENTS

On April 14, 2010, the Company agreed to a stock subscription agreement with an investor. The agreement states the Company will sell up to $1,500,000 in five year convertible debentures (converting to an aggregate of 300,000,000 shares of the Company’s common stock [“Common Stock” or the “Shares”]), subject to certain terms and conditions.  The Company will, subject to continuing confirmation of Accredited Subscriber Status accept subscriptions of $250,000 every ninety  (90) days following the initial investment, until the full Offering amount is satisfied or the Company, in its sole discretion, terminates the Offering (each a “Tranche”); except that it is acknowledged that the initial investment shall be satisfied in two payments, one of $20,000 on April 14, 2010 and the remainder of the payment, consisting of $230,000, was paid in the week of April 19, 2010.  The Company may, in its sole discretion, not accept a Tranche provided the Company provides written notice to the Subscriber, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Subscriber.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

If the full amount of these debentures are transacted and the aggregate shares of 300,000,000 were to be issued it would result in a change of control in the Company.

On May 5, 2010, certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees totaling $427,245 due to them into 29,004,310 shares of common stock at a conversion price of $.0147 per share. The board of directors selected a committee to calculate and determine the conversion price. The conversion price was calculated by taking the average price of the last 90 days  up to March 31, 2010 as a basis number and factoring in timing circumstances for the money that was owed to them.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financials statements. This discussion should be read in conjunction with the consolidated financials statements and notes included in our Annual Report on Form 10-K for its fiscal year ended December 31, 2009.

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating  cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a company seeking to develop a new business;

•	management’s plans, objectives and budgets for its future operations and future economic performance;

•	capital budget and future capital requirements;

•	meeting future capital needs;

•	our dependence on management and the need to recruit additional personnel;

•	limited trading for our common stock

•	the level of future expenditures;

•	impact of recent accounting pronouncements; and

•	the assumptions described in this report underlying such forward-looking statements.

Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;

•	future product development and marketing costs;

•	changes in our pricing plans;

•	timely development and acceptance of our products;

•	the markets of our domestic operations;

•	the impact of competitive products and pricing;

•	the political, social and economic climate in which we conduct operations; and

•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

Overview - AEN

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

Recent Sales of Securities

On December 24, 2009, the Company accepted the final subscription arising from a December 7, 2009 private-financing transaction with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of Two Hundred and Twenty Thousand Dollars ($220,000) consisting of an aggregate of $220,000 in 10% Promissory Notes, due twelve months from the date of issuance and 11,000,000 shares of common stock. The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount will begin in January of 2010 and will be charged against interest expense over the term of the notes. Interest expense for the three months ended March 31, 2010 and 2009 are $55,000 and $0 respectively.

Pursuant to the completed private financing transactions, we issued to U.S. Purchasers, in reliance upon the exemption provided by Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, for a transaction not involving a public offering and pursuant to Rule 506 of Regulation D promulgated thereunder, consisting(a) an aggregate of $170,000 in 10% Promissory Notes, due twelve months from the date of issuance; and (b) an aggregate of 8,500,000 shares of common stock of our Company. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) each of the U.S. Purchasers was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company inaccordance with Rule 502(d); (3) there were no non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

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

On April 14, 2010, Paul Michelin and Louisa Michelin (collectively the "Investor") agreed to purchase $250,000 of five-year Debentures convertible at any time at a rate of $.005 per share into a maximum of 50,000,000 shares of the Company's Common Stock equivalent to 20.8% of the Company's outstanding shares based upon 190,119,191 shares outstanding at the present date before giving effect to the possible conversion of the debentures into 50,000,000 shares, which would bring the outstanding shares to 240,119,191 shares if converted in full. The Subscription Agreement provides for the Investor to have the right to appoint up to three members of the Board of Directors. It also provides that the Company shall make available to its subsidiary, America's Emergency Network, Inc. ("AEN"), not greater than $20,000 per month for its operational expenses, except that for the period representing April 2010 and May 2010, the Company shall make available $20,000 per month for AEN operational expenses. The Subscription Agreement also provides that from June 2010 forward, AEN shall notify the Investor as to the amount of the required funds and its purpose and that the Investor shall have the right to approve or disapprove of said disbursements, it being understood that Investor's approval shall not be unreasonably withheld. Management of the Company has concluded that the foregoing transaction may have resulted in a change of control of the Company. Further, Company will, subject to continuing confirmation of Accredited Investor Status, accept subscriptions of $250,000 every ninety (90) days following the initial investment, until the full Offering amount (i.e. totaling $1,500,000) is satisfied or the Company, in its sole discretion, terminates the Offering. The Company has the right, in its sole discretion, to not accept a Tranche provided the Company provides written notice to the Investor, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche. Unaccepted Tranches are not cumulative unless agreed to in writing by the Investor.

On May 5, 2010, certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees due to them to common stock. The individuals and consultants have agreed to convert a total of $427,245 of accrued salaries and fees to total shares of 29,064,310.

Effective March 4, 2010, Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis J. Farnham were appointed as members of the Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or their respective earlier death, resignation or removal from office. Commiserate with their appointment, each of Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis Farnham, were granted 250,000 shares of our company Common Stock. In addition, Joseph I. Emas resigned as a member of the Board of Directors. In appreciation of his contributions to the Company outside of legal services, Mr. Emas was granted 1,000,000 shares of our company’s Common Stock. The Company recorded directors’ fees of $29,400 for the quarter ended March 31, 2010 for these issuance of shares. The shares were issued in May 2010.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Sales decreased from $82,407 for the three month period ended March 31, 2009 to $32 for the three month period ended March 31, 2010, primarily as a result of revenues from the contract with Peacock Productions that ended in April 2009.

Costs of sales decreased from $38,929 for the three month period ended March 31, 2009 to $-0- for the three month period ended March 31, 2010, primarily due to costs associated with the Peacock Productions contract including personnel dedicated to this contract.

Sales and general and administrative expenses decreased from $354,193 for the three month period ended March 31, 2009 to $285,734 for the three month period ended March 31, 2010 due to reduction of expenses.

Other income (expenses) for the three months ended March 31, 2009 increased by $56,160 due to recording of amortization discount of note payable of $55,000 and reduction of interest income being earned on investments.

Our net loss of $309,404 for the three month period ended March 31, 2009 as compared to $340,551 for the three month period ended March 31, 2010,remained fairly constant as sales decreases were offset by equivalent decreases in operating expenses.

Liquidity and Capital Resources.

For the quarter ended March 31, 2010, net cash was used in operating activities totaling $154,048. This was primarily due to our net loss of $340,551 partially offset by amortization of note discount of $55,000, depreciation of $30,000 and increase in accounts payable and accrued expenses of $90,789. Net cash was used in investing activities of $1,250 to purchase fixed assets. The decrease in cash and cash equivalents for the quarter ended March 31, 2010 is primarily due to the lack of operating revenues.

For the quarter ended March 31, 2009, net cash was used in operating activities totaling $346,165. This was primarily due to our net loss of $309,404 and an increase in accounts receivable of $51,392 when combined with a decrease in accounts payable and accrued expenses of $17,619 partially offset by depreciation of $30,000. For the quarter ended March 31, 2009, net cash was provided by investing activities of $218,409 primarily from the redemption of marketable securities of $250,000 partially offset by the purchase of fixed assets totaling $31,591. The decrease in cash equivalents for the quarter ended March 31, 2009 is primarily due to the lack of operating revenues.

Total assets decreased from $506,702 on December 31, 2009 to $311,940 on March 31, 2010, primarily as a result of decrease in cash from operations. Current liabilities increased from $519,616 on December 31, 2009 to $665,405 on March 31, 2010, due to additional accruals for compensation to employees and professionals and recording of amortization discount of note payable.

We are financing our operations and other working capital requirements principally from the receipt of proceeds from the private placements of our securities as described under Recent Sales of Securities. As reported in the Company's Form 10-K for its fiscal year ended December 31, 2009, there is a substantial doubt about the Company's ability to continue as a going concern without the receipt of substantial additional financing. We can provide no assurances that such financing will be obtained by the Company on terms satisfactory to us, if at all. Management intends to utilize the proceeds received from any such financing towards the implementation of the Company's business plan and to provide working  capital and/or for future expansion of the Company's operations.

The Company had losses from continuing operations of $340,551 during the quarter ended March 31, 2010. At March 31, 2010, the Company had negative working capital of $655,602.   The decrease in working capital from 2009-2010 is attributable to decrease in cash and accruals for employee and professional compensation as a result of funding operations. The Company had cash on hand of $9,803 at March 31, 2010 which is not sufficient to meet our current cash requirements for the next twelve months.

The Company expects to incur additional losses until sufficient sales of its products are achieved.  The Company’s total sales figure for the quarter ended March 31, 2010 is $32, however the Company is still operating at a loss and substantial sales volumes have not yet been achieved.  The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

Accounting Policies and Estimates

The preparation of our consolidated financials statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financials statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the consolidated financials statements which are an integral component of this filing.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4T. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, March 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the above evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective for the current quarter. Management identified the following control deficiencies that led to our assessment of the ineffectiveness of disclosure controls and procedures: (1) an inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.

 In March 2010 the Company replaced the prior interim CFO with a full-time CFO. Due to the size of our Company and the costs associated to remediate these issues, we still consider the concerns listed to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of March 31, 2010 are not effective due to material weaknesses in our internal controls over financial reporting described above, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating and continuing to rectify the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

b) Changes in Internal Control over Financial Reporting

Other than the changes described in item 4T (a) concerning the hiring of a permanent Chief Financial Officer to replace the interim Chief Financial Officer there were no changes in the Company’s internal control over financial reporting that occurred during our last fiscal quarter which have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) From January 1, 2010 through May 13, 2010, we had no sales or issuances of unregistered common stock, except as provided in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

March 2010	Common Stock	2,000,000 shares	Services rendered as a member or former member of the board; no commissions paid	Section 4(2)	Not applicable.

April 2010	Convertible Debentures	Debentures in the principal amount of $250,000	$250,000; no commissions paid	Section 4(2); Rule 506	Debentures convertible at $.50 per share.

May 2010	Common Stock	29,004,310 shares	$427,245 of payables converted into Common Stock	Section 4(2); Rule 506

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the three months ended March 31, 2010, there were no repurchases by the Company of its Common Stock.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.  REMOVED AND RESERVED

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on May 17, 2010.

BRAMPTON CREST INTERNATIONAL INC.

Date: May 17, 2010	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: May 17, 2010	By: /s/ Joseph Giuliano
Joseph Giuliano
Chief Financial Officer