Form 10-Q
period 2010-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2010-08-13
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non–Accelerated filer  ☐  Small Reporting Registrant  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common stock, $0.001 par value	190,949,124

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$65,446	$165,101
Marketable Securities	75,020
Accounts Receivable	-	10,000
Total Current Assets	140,466	175,101

PROPERTY AND EQUIPMENT, net	268,093	326,843
Other Assets:
Deposits and Prepaid Expenses	4,044	4,758
TOTAL ASSETS	$412,603	$506,702

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable	$91,042	$272,689
Accrued Expenses	73,097	151,000
Due to Related Party	95,926	95,926
Current Portion of Notes Payable	172,500	1
Total Current Liabilities	432,565	519,616
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares
issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $.001 par value; 950,000,000 shares authorized, 190,949,124 and 160,054,881 shares issued and outstanding at June 30, 2010 and
December 31, 2009 (respectively)	190,949	160,055
Additional Paid in Capital	14,712,713	14,040,861
Accumulated Deficit	(14,923,624)	(14,213,830)
TOTAL STOCKHOLDERS' DEFICIENCY	(19,962)	(12,914)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY (DEFICIENCY)	$412,603	$506,702

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$-	$32,529	$32	$114,936
Cost of Sales	-	2,194	-	41,123
Gross Profit	-	30,335	32	73,813

Selling, General and Administrative Expenses	247,744	545,568	533,478	899,761

Loss from Operations	(247,744)	(515,233)	(533,446)	(825,948)

Other Income (Expense)
Interest Expense	(121,500)	-	(176,500)	-
Interest Income	1	375	152	1,686

Total Other Income (Expense)	(121,499)	375	(176,348)	1,686

Loss Before Income Taxes	(369,243)	(514,858)	(709,794)	(824,262)

Income Tax Benefit	-	-	-	-

Net Loss	$(369,243)	$(514,858)	$(709,794)	$(824,262)

Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding -Basic and Diluted	182,772,846	205,677,103	170,254,619	213,765,992

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(709,794)	$(824,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,000	60,000
Amortization of Note Discount	172,500	-
Stock Issued for services rendered in prior periods	427,245	-
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	10,000	(1,964)
Prepaid Expenses and Deposits	714	(775)
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	(234,050)	72,134
Net Cash Used In Operating Activities	(273,385)	(694,867)
Cash Flows from Investing Activities
Marketable Securities redeemed (purchased)	(75,020)	618,500
Fixed Assets Purchased	(1,250)	(65,022)
Net Cash( Used In) Provided by Investing Activities	(76,270)	553,478
Cash Flows from Financing Activities
Private Placement-Net of expenses	250,000
Repurchase of Stock		(200,000)
Net Cash Provided by(Used In) Financing Activities	250,000	(200,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(99,655)	(341,389)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	165,101	375,058
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,446	$33,669
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid during the period	$4,000	$-
Income taxes paid during the period	$-	$-

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1  ORGANIZATION AND CAPITALIZATION

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

America's Emergency Network is designed to link Emergency Operations Centers (EOC's) in cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other government agencies by syndicating live video streams to subscribing media websites. The system is designed to send live and recorded video feeds of news briefings by emergency coordinators or other public officials issued at any government facility in any location over the internet to the public and the media instantly. The design of the system envisions a satellite component so it will continue to operate before and after disasters, even when telephone, cell phone, and terrestrial internet systems have failed. In addition, during short-fuse emergencies (tanker accidents, bio-hazards, etc.), America's Emergency Network is designed to provide an instant-communications link directly to all subscribing media outlets. With AEN deployed nationally, critical information would reach the public much sooner since all subscribing media outlets would receive the video feeds at once.

AEN is marketing its video-syndication service, including live and recorded information on hurricane activity, to television and newspaper websites across the country.  In addition, video feeds are distributed on iPhone apps sold through third-party marketing efforts.

NOTE 2     GOING CONCERN ISSUES

The Company had losses from continuing operations of $709,794 during the six months ended June 30, 2010. At June 30, 2010, the Company had negative working capital of $292,099.   The decrease in working capital from 2009-2010 is attributable to decrease in cash and accruals for employee and professional compensation as a result of funding operations. The Company had cash and marketable securities on hand of $140,466 at June 30, 2010 which is not sufficient to meet our current cash requirements for the next twelve months. See "Note 10."

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Consolidated financials statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financials statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At June 30, 2010 and December 31, 2009, the Company had cash equivalents in the amount of approximately $65,446, and $165,101, respectively, all in low risk investments.

ACCOUNTS RECEIVABLE

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company had accounts receivable of $0 at June 30, 2010 and $10,000 at December 31, 2009.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2010 and 2009 there were no impairments of long-lived assets.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2010 and December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of June 30, 2010 and December 31, 2009, there were no uninsured balances. The company has not experienced any losses in such accounts.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended June 30, 2010 and December 31, 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

	Quarter Ended	Quarter Ended
	June 30,	June 30,
	2010	2009
Warrants	-0-	600,000
Total	-0-	600,000

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

For the quarters ended June 30, 2010 and June 30, 2009, the Company did not grant any stock options.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 INCOME TAXES

As of June 30, 2010 and December 31,  2009 the Company had Federal and state net operating losses of approximately $12,800,000 and $12,100,000, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryfowards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. The Company adopted ASC 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between Consolidated Financial Statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

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

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:
	June 30,	December 31,
	2010	2009
Deferred tax asset due net operating losses	$4,480,000	$4,235,000
Less: Valuation allowance	(4,480,000)	(4,235,000)
Net deferred tax asset	$0	$0

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 5– FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$65,446	$65,446	—	—

Marketable securities:
Mutual Funds	75,020	75,020
Total assets	$140,466	$140,466	—	—

		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$165,101	$165,101	—	—

No other than temporary impairments were recognized for the quarter ended June 30, 2010 and the year ended December 31, 2009.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Effective March 4, 2010, Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis J. Farnham were appointed as members of the Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or their respective earlier death, resignation or removal from office. Commiserate with their appointment, each of Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis Farnham, were granted 250,000 shares of our company Common Stock.  In addition, Joseph I. Emas resigned as a member of the Board of Directors.  In appreciation of his contributions to the Company outside of legal services, Mr. Emas was granted 1,000,000 shares of our company’s Common Stock. The Company recorded directors’ fees of $29,400 for the six months ended June 30, 2010 for this issuance of shares. The shares were issued in May 2010.
On May 5, 2010, certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees totaling $427,245 due to them into 28,894,243 shares of common stock at a conversion price of $.0147 per share. The board of directors selected a committee to calculate and determine the conversion price. The conversion price was calculated by taking the average price of the last 90 days up to March 31, 2010 as a basis number and factoring in timing circumstances for the money that was owed to them.

Common Stock
The Company had 950,000,000 shares of $.001 par value common stock authorized as of June 30, 2010 and December 31, 2009. Total shares issued and outstanding were 190,969,124 as of June 30, 2010 and 160,054,881 as of December 31, 2009.

Preferred Stock
As of June 30, 2010 and December 31, 2009, the Company had 25,000,000 shares of preferred stock authorized, at $.001 par value and no preferred shares issued and outstanding.

Options
As of June 30, 2010 and December 31, 2009, no options to purchase common stock of the Company were issued and outstanding.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Warrants
As of June 30, 2010 and December 31, 2009, the Company has -0- and 600,000 common stock warrants outstanding respectively at the end of each period.

The following represents the stock warrant activity during the year ended December 31, 2009 and quarter ended June 30, 2010:

		Weighted
		Average
	Warrants	Price
Balance, 12/31/08	800,000	$.001
Activity 1/1/09-12/31/09—Warrants expired	(200,000)	—
Balance 12/31/09	600,000	$.001
Activity 1/1/10-6/30/10—Warrants expired	(600,000)	—
Balance 6/30/10	-0-	$.001

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company’s executive and operations offices are located in Miami, Florida. The Company pays rent on a monthly basis of $2,518 per month. Also, the Company is responsible for an additional $277 per month for operating cost pass-through. Consequently, the total rent payment is $2,795. The current lease arrangement expires on April 30, 2011.

The Company entered into various consulting agreements related to services to be rendered by the consultants. The agreements are on a month to month basis.

NOTE 8 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of AEN its President and current CEO of Brampton advanced the Company funds for legal and other start up costs for the Company’s operations. These advances are non-interest bearing and are expected to be paid at an undetermined date

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
Property and Equipment:	Estimated Life	June 30, 2010	December 31, 2009
Website development	5 Years	$290,927	290,927
Conference display	5 Years	8,559	8,559
Computer and software	5 Years	207,996	206,746
Installation Parts	5 Years	24,697	24,697
Leasehold improvements	2 Years	6,445	6,445
Furniture	5 Years	10,225	10,225
Total Property and Equipment		$548,849	547,599
Accumulated Depreciation		(280,756)	(220,756)
Total Property and Equipment, Net		$268,093	326,843

NOTE 10   NOTES PAYABLE

On December 24, 2009, the Company completed an offering with certain private investors, pursuant to a subscription agreement for an aggregate purchase price of $220,000 consisting of an aggregate of $220,000 in 10% Promissory Notes. The Notes are due on December 7, 2010 and interest is due immediately as of December 24, 2009. Interest expense for the three and six months ended June 30, 2010 and 2009 totaled $0.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 10   NOTES PAYABLE (CONTINUED)

In consideration for the purchase of the 10% Promissory Notes, each investor received 50 shares of $.001 par value common stock for each dollar subscribed for an aggregate issuance of 11,000,000 shares.  The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in January of 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and six months ended June 30, 2010 totaled $55,000 and $110,000 respectively.

On April 14, 2010, Paul Michelin and Louisa Michelin (collectively the "Investor") agreed to purchase $250,000 of five-year Debentures convertible at any time at a rate of $.005 per share into a maximum of 50,000,000 shares of the Company's Common Stock equivalent to 20.8% of the Company's outstanding shares based upon 190,119,191 shares outstanding at the present date before giving effect to the possible conversion of the debentures into 50,000,000 shares, which would bring the outstanding shares to 240,119,191 shares if converted in full. The Subscription Agreement provides for the Investor to have the right to appoint up to three members of the Board of Directors. It also provides that the Company shall make available to its subsidiary, America's Emergency Network, Inc. ("AEN"), not greater than $20,000 per month for its operational expenses, except that for the period representing April 2010 and May 2010, the Company shall make available $20,000 per month for AEN operational expenses. The Subscription Agreement also provides that from June 2010 forward, AEN shall notify the Investor as to the amount of the required funds and its purpose and that the Investor  shall have the right to approve or disapprove of said disbursements, it being understood that Investor's approval shall not be unreasonably withheld. Management of the Company has concluded that the foregoing transaction may have resulted in a change of control of the Company. Further, Company will, subject to continuing confirmation of Accredited Investor Status, accept subscriptions of $250,000 every ninety (90) days following the initial investment, until the full Offering amount (i.e. totaling $1,500,000) is satisfied or the Company, in its sole discretion, terminates the Offering. The Company has the right, in its sole discretion, to not accept a Tranche provided the Company provides written notice to the Investor, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Investor.  The Company has agreed to extend the payment date for the next $250,000 Tranche that was payable on July 22, 2010 to September 20, 2010. The Company will have until September 15, 2010 to not accept the Tranche provided the Company provides written notice to the investor by that date.  The investor has agreed to permit the Company to accrue interest on his existing debentures until the Company receives from the investor or from a third party funding of at least $250,000. The agreed upon extension of time is to permit the Company to seek to obtain financing on better terms than those provided by the investor, the success of which cannot be assured. See "Note 11."

The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $250,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in April 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and six months ended June 30, 2010 totaled $-0- and $62,500 respectively.

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

NOTE 11:  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures.

In reference to the contract described in Note 10, the Company has agreed to extend the payment date for the next $250,000 Tranche that was payable on July 22, 2010 to September 20, 2010. The Company will have until September 15, 2010 to not accept the Tranche provided the Company provides written notice to the investor by that date.  The investor has agreed to permit the Company to accrue interest on his existing debentures until the Company receives from the investor or from a third party funding of at least $250,000. The agreed upon extension of time is to permit the Company to seek to obtain financing on better terms than those provided by the investor, the success of which cannot be assured.

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

America's Emergency Network is designed to link Emergency Operations Centers (EOC's) in cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other government agencies by syndicating live video streams to subscribing media websites. The system is designed to send live and recorded video feeds of news briefings by emergency coordinators or other public officials issued at any government facility in any location over the internet to the public and the media instantly. The design of the system envisions a satellite component so it will continue to operate before and after disasters, even when telephone, cell phone, and terrestrial internet systems have failed. In addition, during short-fuse emergencies (tanker accidents, bio-hazards, etc.), America's Emergency Network is designed to provide an instant-communications link directly to all subscribing media outlets. With AEN deployed nationally, critical information would reach the public much sooner since all subscribing media outlets would receive the video feeds at once.

AEN is marketing its video-syndication service, including live and recorded information on hurricane activity, to television and newspaper websites across the country.  In addition, video feeds are distributed on iPhone apps sold through third-party marketing efforts.

Recent Sales of Securities

On December 24, 2009, the Company accepted the final subscription arising from a December 7, 2009 private-financing transaction with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of Two Hundred and Twenty Thousand Dollars ($220,000) consisting of an aggregate of $220,000 in 10% Promissory Notes, due twelve months from the date of issuance and 11,000,000 shares of common stock. The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount will begin in January of 2010 and will be charged against interest expense over the term of the notes. Interest expense for the three and six months ended June 30, 2010 are $55,000 and $110,000 respectively. Interest expense for the three and six months ended June 30, 2009 was $-0-.

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

On April 14, 2010, Paul Michelin and Louisa Michelin (collectively the "Investor") agreed to purchase $250,000 of five-year Debentures convertible at any time at a rate of $.005 per share into a maximum of 50,000,000 shares of the Company's Common Stock equivalent to 20.8% of the Company's outstanding shares based upon 190,119,191 shares outstanding at the present date before giving effect to the possible conversion of the debentures into 50,000,000 shares, which would bring the outstanding shares to 240,119,191 shares if converted in full. The Subscription Agreement provides for the Investor to have the right to appoint up to three members of the Board of Directors. It also provides that the Company shall make available to its subsidiary, America's Emergency Network, Inc. ("AEN"), not greater than $20,000 per month for its operational expenses, except that for the period representing April 2010 and May 2010, the Company shall make available $20,000 per month for AEN operational expenses. The Subscription Agreement also provides that from June 2010 forward, AEN shall notify the Investor as to the amount of the required funds and its purpose and that the Investor  shall have the right to approve or disapprove of said disbursements, it being understood that Investor's approval shall not be unreasonably withheld. Management of the Company has concluded that the foregoing transaction may have resulted in a change of control of the Company. Further, Company will, subject to continuing confirmation of Accredited Investor Status, accept subscriptions of $250,000 every ninety (90) days following the initial investment, until the full Offering amount (i.e. totaling $1,500,000) is satisfied or the Company, in its sole discretion, terminates the Offering. The Company has the right, in its sole discretion, to not accept a Tranche provided the Company provides written notice to the Investor, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Investor.  The Company has agreed to extend the payment date for the next $250,000 Tranche that was payable on July 22, 2010 to September 20, 2010. The Company will have until September 15, 2010 to not accept the Tranche provided the Company provides written notice to the investor by that date.  The investor has agreed to permit the Company to accrue interest on his existing debentures until the Company receives from the investor or from a third party funding of at least $250,000. The agreed upon extension of time is to permit the Company to seek to obtain financing on better terms than those provided by the investor, the success of which cannot be assured.

On May 5, 2010, certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees due to them to common stock. The individuals and consultants have agreed to convert a total of $427,245 of accrued salaries and fees into 28,894,243 common shares.

Results of Operations

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Sales decreased from $32,529 for the three month period ended June 30, 2009 to $-0- for the three month period ended June 30, 2010, primarily as a result of the loss of revenues from the contract with Peacock Productions that expired in April 2009.

Costs of sales decreased from $2,194 for the three month period ended June 30, 2009 to $-0- for the three month period ended June 30, 2010, primarily due to non-recurring 2009 costs associated with the Peacock Productions contract including personnel dedicated to this contract.

Sales and general and administrative expenses decreased from $545,568 for the three month period ended June 30, 2009 to $247,744 for the three month period ended June 30, 2010 due to reduction of expenses.

Other expenses for the three months ended June 30, 2010 increased by $121,874 due to recording of amortization discount on note payable of $117,500 and reduction of interest income being earned on investments.

Our net loss of $514,858 for the three month period ended June 30, 2009 as compared to $369,243 for the three month period ended June 30, 2010, was significantly reduced as sales decreases were offset by substantial decreases in operating expenses.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Sales decreased from $114,936 for the six month period ended June 30, 2009 to $32 for the six month period ended June 30, 2010, primarily as a result of the loss of revenues from the contract with Peacock Productions that expired in April 2009.

Costs of sales decreased from $41,123 for the six month period ended June 30, 2009 to $-0- for the six month period ended June 30, 2010, primarily due to non-recurring costs associated with the Peacock Productions contract including personnel dedicated to this contract.

Sales and general and administrative expenses decreased from $899,761 for the six month period ended June 30, 2009 to $533,478 for the six month period ended June 30, 2010 due to reduction in the number of personnel employed, lower salaries, reduced rent and other office expenses, reduced travel expenses, and other cost-saving measures instituted by the management.

Other expenses for the six months ended June 30, 2009 increased by $178,034 due to recording of amortization discount of note payable of $172,500 and reduction of interest income being earned on investments.

Our net loss of $824,262 for the six month period ended June 30, 2009 as compared to $709,794 for the six month period ended June 30, 2010, was reduced as sales decreases were offset by substantial decreases in operating expenses.

Liquidity and Capital Resources.

For the six months ended June 30, 2010, net cash was used in operating activities totaling $273,385. This was primarily due to our net loss of $709,794 partially offset by amortization of note discount of $172,500, depreciation of $60,000 and stock issued of $427,245 to reduce liabilities owed to employees and professionals.  Net cash was used in investing activities of $76,270 consisting mainly of purchase of marketable securities of $75,020. The decrease in cash and cash equivalents for the quarter ended June 30, 2010 is primarily due to the lack of operating revenues.

Total assets decreased from $506,702 on December 31, 2009 to $412,603 on June 30, 2010, primarily as a result of decrease in cash from operations and reduction of fixed assets from depreciation. Current liabilities decreased from $519,616 on December 31, 2009 to $432,565 on June 30, 2010, due to stock issued of $427,245 to reduce liabilities owed to employees and professionals and offset by recording of amortization discount of note payable.

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

The Company had losses from continuing operations of $709,794 during the six months ended 2010. At June 30, 2010, the Company had negative working capital of $292,099.   The decrease in working capital from 2009-2010 is attributable to decrease in cash and accruals for employee and professional compensation as a result of funding operations. The Company had cash on hand of $65,446 at June 30, 2010 which is not sufficient to meet our current cash requirements for the next twelve months.

The Company expects to incur additional losses until sufficient sales of its products are achieved.  The Company’s total sales figure for the six months ended June 30, 2010 is $32, however the Company is still operating at a loss and substantial sales volumes have not yet been achieved.  The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

ITEM 4T. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, June 30, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
 In March 2010 the Company replaced the prior interim CFO with a full-time CFO. Due to the size of our Company and the costs associated to remediate these issues, we still consider the concerns listed to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of June 30, 2010 are not effective due to material weaknesses in our internal controls over financial reporting described above, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating and continuing to rectify the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) From January 1, 2010 through August 13, 2010, we had no sales or issuances of unregistered common stock, except as provided in the table below:

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

(c) In the six months ended June 30, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

The following exhibits are filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on August 13, 2010.
BRAMPTON CREST INTERNATIONAL INC.

Date: August 13, 2010	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: August 13, 2010	By: /s/ Joseph Giuliano
Joseph Giuliano
Chief Financial Officer