Form 10-Q
period 2010-09-30
BRAMPTON CREST INTERNATIONAL INC
filed 2010-11-15
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non–Accelerated filer  ☐  Small Reporting Registrant  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010
Common stock, $0.001 par value	190,949,124

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$17,691	$165,101
Marketable Securities	16,621
Accounts Receivable	-	10,000
Total Current Assets	34,312	175,101

PROPERTY AND EQUIPMENT, net	238,093	326,843
Other Assets:
Deposits and Prepaid Expenses	4,044	4,758
TOTAL ASSETS	$276,449	$506,702

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable	$182,220	$272,689
Accrued Expenses	115,000	151,000
Due to Related Party	95,926	95,926
Current Portion of Notes Payable	290,000	1
Total Current Liabilities	683,146	519,616
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $.001 par value; 950,000,000 shares authorized, 190,949,124 and 160,054,881 shares issued and outstanding at September 30, 2010 and December 31, 2009 (respectively)	190,949	160,055
Additional Paid in Capital	14,712,713	14,040,861
Accumulated Deficit	(15,310,359)	(14,213,830)
TOTAL STOCKHOLDERS' DEFICIENCY	(406,697)	(12,914)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)	$276,449	$506,702

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$6,214	$10,350	$6,246	$125,286
Cost of Sales	3,107	48,527	3,107	89,650
Gross Profit	3,107	(38,177)	3,139	35,636

Selling, General and Administrative Expenses	266,831	381,303	800,309	1,281,064

Loss from Operations	(263,724)	(419,480)	(797,170)	(1,245,428)

Other Income (Expense)
Interest Expense	(123,500)	-	(300,000)	-
Interest Income	489	2,391	641	4,077

Total Other Income (Expense)	(123,011)	2,391	(299,359)	4,077

Loss Before Income Taxes	(386,735)	(417,089)	(1,096,529)	(1,241,351)

Income Tax Benefit	-	-	-	-

Net Loss	$(386,735)	$(417,089)	$(1,096,529)	$(1,241,351)

Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding -Basic and Diluted	190,949,124	149,054,881	177,432,930	191,878,410

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,096,529)	$(1,241,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90,000	90,000
Amortization of Note Discount	290,000	-
Stock Issued for services rendered	452,745	-
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	10,000	20,973
Prepaid Expenses and Deposits	714	67
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	(126,469)	195,320
Net Cash Used In Operating Activities	(379,539)	(934,991)
Cash Flows from Investing Activities
Marketable Securities redeemed (purchased)	(16,621)	843,500
Fixed Assets Purchased	(1,250)	(81,025)
Net Cash (Used In) Provided by Investing Activities	(17,871)	762,475
Cash Flows from Financing Activities
Private Placement-Net of expenses	250,000	-
Repurchase of Stock	-	(200,000)
Net Cash Provided by (Used In) Financing Activities	250,000	(200,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147,410)	(372,516)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	165,101	375,058
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,691	$2,542
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$8,000	$-
Income taxes paid during the period	$-	$-

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

AEN is marketing its video-syndication service, including live and recorded information on hurricane activity, to television and newspaper websites across the country through a third-party.  In addition video feeds are distributed on iPhone apps sold through third-party marketing efforts.

NOTE 2     GOING CONCERN ISSUES

The Company had losses from continuing operations of $1,096,529 during the nine months ended September 30, 2010. At September 30, 2010, the Company had negative working capital of $648,834.   The decrease in working capital from 2009-2010 is attributable to decrease in cash and accruals for employee and professional compensation as a result of funding operations. The Company had cash and marketable securities on hand of $34,312 at September 30, 2010 which is not sufficient to meet our current cash requirements for the next twelve months.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, the Company had cash equivalents in the amount of approximately $17,691, and $165,101, respectively, all in low risk investments.

ACCOUNTS RECEIVABLE

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company had accounts receivable of $0 at September 30, 2010 and $10,000 at December 31, 2009.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2010 and 2009 there were no impairments of long-lived assets.

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

The Company receives revenue for consulting services, video streaming services, equipment sales, and content licensing. Sales-agreement terms generally are for one year, and are renewable year to year thereafter. Revenue for consulting services is recognized as the services are provided to customers. For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers. Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010 and December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of September 30, 2010 and December 31, 2009, there were no uninsured balances. The company has not experienced any losses in such accounts.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the nine months ended September 30, 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

For the nine months ended September 30, 2010 and September 30, 2009, the Company did not grant any stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In May 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-19, “Multiple Foreign Currency Exchange Rates (Topic 830)”. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The Company adopted these amendments in 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.”  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which  provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010 with prospective application.  Early adoption is permitted with specific provisions.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13 (Topic 605-25), “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

NOTE 4 INCOME TAXES

As of September 30, 2010 and December 31,  2009 the Company had Federal and state net operating losses of approximately $13,200,000 and $12,100,000, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.  The Company adopted ASC 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between Consolidated Financial Statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

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

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:
	September 30,	December 31,
	2010	2009
Deferred tax asset due net operating losses	$4,585,000	$4,235,000
Less: Valuation allowance	(4,585,000)	(4,235,000)
Net deferred tax asset	$-0-	$-0-

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$17,691	$17,691	—	—
Marketable securities:
Mutual Funds	16,621	16,621
Preferred/Fixed
Rate Cap
Securities
Total assets	$34,312	$34,312	—	—

		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$165,101	$165,101	—	—

No other than temporary impairment were recognized for the quarter ended September 30, 2010 and the year end December 31, 2009.

NOTE 6 – CAPITAL STOCK AND EQUITY

On December 24, 2009, the Company accepted the final subscription arising from a December 7, 2009 private-financing transaction with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of Two Hundred and Twenty Thousand Dollars ($220,000) consisting of an aggregate of $220,000 in 10% Promissory Notes, due twelve months from the date of issuance and 11,000,000 shares of common stock. In the event the notes become due and payable and the Company has not made payment under the notes, causing there to be an event of default, the Company at its sole discretion may retire the notes through the issuance and delivery of Fifty (50) shares of Common Stock for each dollar of principal outstanding. Since interest was prepaid to each investor, no interest will be payable to the noteholders at maturity. If the noteholders are not repaid at the date of maturity, however, interest will accrue on the outstanding balance at a rate of 1.5% per month.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 6 – CAPITAL STOCK AND EQUITY (CONTINUED)

Pursuant to the aforementioned completed private financing transactions, we issued to U.S. Purchasers, in reliance upon the exemption provided by Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, for a transaction not involving a public offering and pursuant to Rule 506 of Regulation D promulgated thereunder, consisting(a) an aggregate of $170,000 in 10% Promissory Notes, due twelve months from the date of issuance; and (b) an aggregate of 8,500,000 shares of common stock of our Company. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) each of the U.S. Purchasers were accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

Pursuant to the aforementioned completed private financing transactions, we issued to non-U.S. Purchasers, in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended, for a transaction not involving a public offering and consisting of (a) an aggregate of $50,000 in 10% Promissory Notes, due twelve months from the date of issuance; and (b) an aggregate of 2,500,000 shares of common stock of our Company. The non-U.S. Purchasers acknowledged the following: The non-U.S. Purchaser is not a United States Person, nor is the non-U.S. Purchaser acquiring the Securities shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the non-U.S. Purchaser to purchase the Securities have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

Effective March 4, 2010, Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis J. Farnham were appointed as members of the Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or their respective earlier death, resignation or removal from office. Commiserate with their appointment, each of Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis Farnham, were granted 250,000 shares of our company Common Stock.  In addition, Joseph I. Emas resigned as a member of the Board of Directors.  In appreciation of his contributions to the Company outside of legal services, Mr. Emas was granted 1,000,000 shares of our company’s Common Stock. The Company recorded directors’ fees of $29,400 for the nine months ended September 30, 2010 for this issuance of shares. The shares were issued in May 2010.

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

Common Stock
The Company had 950,000,000 shares of $.001 par value common stock authorized as of September 30, 2010 and December 31, 2009. Total shares issued and outstanding were 190,949,124 as of September 30, 2010 and 160,054,881 as of December 31, 2009.

Preferred Stock
As of September 30, 2010 and December 31, 2009, the Company had 25,000,000 shares of preferred stock authorized, at $.001 par value and no preferred shares issued and outstanding.

Options
As of September 30, 2010 and December 31, 2009, no options to purchase common stock of the Company were issued and outstanding.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Warrants
As of September 30, 2010 and December 31, 2009, the Company has -0- and 600,000 common stock warrants outstanding respectively at the end of each period.

The following represents the stock warrant activity during the year ended December 31, 2009 and quarter ended September 30, 2010:

		Weighted
		Average
	Warrants	Price
Balance, 12/31/08	800,000	$.001
Activity 1/1/09-12/31/09—Warrants expired	(200,000)	—
Balance 12/31/09	600,000	$.001
Activity 1/1/10-9/30/10—Warrants expired	(600,000)	—
Balance 9/30/10	-0-	$.001

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

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
Property and Equipment:	Estimated Life	September 30, 2010	December 31, 2009
Website development	5 Years	$290,927	290,927
Conference display	5 Years	8,559	8,559
Computer and software	5 Years	207,996	206,746
Installation Parts	5 Years	24,697	24,697
Leasehold improvements	2 Years	6,445	6,445
Furniture	5 Years	10,225	10,225
Total Property and Equipment		$548,849	547,599
Accumulated Depreciation		(310,756)	(220,756)
Total Property and Equipment, Net		$238,093	326,843

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 10   NOTES PAYABLE

On December 24, 2009, the Company completed an offering with certain private investors, pursuant to a subscription agreement for an aggregate purchase price of $220,000 consisting of an aggregate of $220,000 in 10% Promissory Notes. The Notes are due in December 2010. Interest was prepaid to each investor upon issuance of each Note. Interest expense for the three and nine months ended September 30, 2010 and 2009 totaled $0.

In consideration for the purchase of the 10% Promissory Notes, each investor received 50 shares of $.001 par value common stock for each dollar subscribed for an aggregate issuance of 11,000,000 shares.  The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in January of 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and nine months ended September 30, 2010 totaled $55,000 and $165,000 respectively.

In the event the notes become due and payable and the Company has not made payment under the notes, causing there to be an event of default, the Company at its sole discretion may retire the notes through the issuance and delivery of 50 shares of Common Stock for each dollar of principal outstanding. Since interest was prepaid to each investor, no interest will be payable to the noteholders at maturity.  If the noteholders are not repaid at the date of maturity, however, interest will accrue on the outstanding balance at a rate of 1.5% per month.

On April 14, 2010, Paul Michelin and Louisa Michelin (collectively the "Investor") agreed to purchase $250,000 of five-year Debentures convertible at any time at a rate of $.005 per share into a maximum of 50,000,000 shares of the Company's Common Stock equivalent to 20.8% of the Company's outstanding shares based upon 190,119,191 shares outstanding at the present date before giving effect to the possible conversion of the debentures into 50,000,000 shares, which would bring the outstanding shares to 240,119,191 shares if converted in full. The Subscription Agreement provides for the Investor to have the right to appoint up to three members of the Board of Directors. It also provides that the Company shall make available to its subsidiary, America's Emergency Network, Inc. ("AEN"), not greater than $20,000 per month for its operational expenses, except that for the period representing April 2010 and May 2010, the Company shall make available $20,000 per month for AEN operational expenses. The Subscription Agreement also provides that from June 2010 forward, AEN shall notify the Investor as to the amount of the required funds and its purpose and that the Investor  shall have the right to approve or disapprove of said disbursements, it being understood that Investor's approval shall not be unreasonably withheld. Management of the Company has concluded that the foregoing transaction may have resulted in a change of control of the Company. Further, Company will, subject to continuing confirmation of Accredited Investor Status, accept subscriptions of $250,000 every ninety (90) days following the initial investment, until the full Offering amount (i.e. totaling $1,500,000) is satisfied or the Company, in its sole discretion, terminates the Offering. The Company has the right, in its sole discretion, to not accept a Tranche provided the Company provides written notice to the Investor, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Investor.  The Company has agreed to extend the payment date for the next $250,000 Tranche that was payable on July 22, 2010. The investor has agreed to permit the Company to accrue interest on his existing debentures until the Company receives from the investor or from a third party funding of at least $250,000. The agreed upon extension of time is to permit the Company to seek to obtain financing on better terms than those provided by the investor, the success of which cannot be assured.

The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $250,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in April 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and nine months ended September 30, 2010 totaled $62,500 and $125,000 respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for its fiscal year ended December 31, 2009.

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

Recent Sales of Securities

On December 24, 2009, the Company accepted the final subscription arising from a December 7, 2009 private-financing transaction with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of Two Hundred and Twenty Thousand Dollars ($220,000) consisting of an aggregate of $220,000 in 10% Promissory Notes, due twelve months from the date of issuance and 11,000,000 shares of common stock. Interest on these Notes for a period of one year was prepaid. The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in January of 2010 and is being charged against interest expense over the term of the notes. Interest expense for the three and nine months ended September 30, 2010 are $55,000 and $165,000 respectively.

In the event the notes become due and payable and the Company has not made payment under the notes, causing there to be an event of default, the Company at its sole discretion may retire the notes through the issuance and delivery of Fifty (50) shares of Common Stock for each dollar of principal outstanding. Since interest was prepaid to each investor, no interest will be payable to the noteholders at maturity. If the noteholders are not repaid at the date of maturity, however, interest will accrue on the outstanding balance at a rate of 1.5% per month.

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

Pursuant to the aforementioned completed private financing transactions, we issued to non-U.S. Purchasers, in reliance upon the exemption provided by Regulation S under the Securities Act of 1933, as amended, for a transaction not involving a public offering and consisting of (a) an aggregate of $50,000 in 10% Promissory Notes, due twelve months from the date of issuance; and (b) an aggregate of 2,500,000 shares of common stock of our Company. The non-U.S. Purchasers acknowledged the following: The non-U.S. Purchaser is not a United States Person, nor is the non-U.S. Purchaser acquiring the Securities shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the non-U.S. Purchaser to purchase the Securities have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

On April 14, 2010, Paul Michelin and Louisa Michelin (collectively the "Investor") agreed to purchase $250,000 of five-year Debentures convertible at any time at a rate of $.005 per share into a maximum of 50,000,000 shares of the Company's Common Stock equivalent to 20.8% of the Company's outstanding shares based upon 190,119,191 shares outstanding at the present date before giving effect to the possible conversion of the debentures into 50,000,000 shares, which would bring the outstanding shares to 240,119,191 shares if converted in full. The Subscription Agreement provides for the Investor to have the right to appoint up to three members of the Board of Directors. It also provides that the Company shall make available to its subsidiary, America's Emergency Network, Inc. ("AEN"), not greater than $20,000 per month for its operational expenses, except that for the period representing April 2010 and May 2010, the Company shall make available $20,000 per month for AEN operational expenses. The Subscription Agreement also provides that from June 2010 forward, AEN shall notify the Investor as to the amount of the required funds and its purpose and that the Investor  shall have the right to approve or disapprove of said disbursements, it being understood that Investor's approval shall not be unreasonably withheld. Management of the Company has concluded that the foregoing transaction may have resulted in a change of control of the Company. Further, Company will, subject to continuing confirmation of Accredited Investor Status, accept subscriptions of $250,000 every ninety (90) days following the initial investment, until the full Offering amount (i.e. totaling $1,500,000) is satisfied or the Company, in its sole discretion, terminates the Offering. The Company has the right, in its sole discretion, to not accept a Tranche provided the Company provides written notice to the Investor, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Investor.  The Company has agreed to extend the payment date for the next $250,000 Tranche that was payable on July 22, 2010.  The investor has agreed to permit the Company to accrue interest on his existing debentures until the Company receives from the investor or from a third party funding of at least $250,000. The agreed upon extension of time is to permit the Company to seek to obtain financing on better terms than those provided by the investor, the success of which cannot be assured.

On May 5, 2010, certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees due to them to common stock. The individuals and consultants have agreed to convert a total of $427,245 of accrued salaries and fees into 29,064,310 common shares.

Results of Operations

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Sales decreased from $10,350 for the three month period ended September 30, 2009 to $6,214 for the three month period ended September 30, 2010, primarily as a result of the loss of revenues from the contract with Peacock Productions that expired in April 2009.

Costs of sales decreased from $48,527 for the three month period ended September 30, 2009 to $3,107 for the three month period ended September 30, 2010, primarily due to non-recurring 2009 costs associated with the Peacock Productions contract including personnel dedicated to this contract.

Selling, general and administrative expenses decreased from $381,303 for the three month period ended September 30, 2009 to $266,831 for the three month period ended September 30, 2010 due to reduction of expenses.

Other expenses for the three months ended September 30, 2010 increased by $125,402 due to recording of amortization discount on note payable of $123,500 and reduction of interest income being earned on investments.

Our net loss of $417,089 for the three month period ended September 30, 2009 as compared to $386,735 for the three month period ended September 30, 2010, was significantly reduced as sales decreases were offset by substantial decreases in operating expenses.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Sales decreased from $125,286 for the nine month period ended September 30, 2009 to $6,246 for the nine month period ended September 30, 2010, primarily as a result of the loss of revenues from the contract with Peacock Productions that expired in April 2009.

Costs of sales decreased from $89,650 for the nine month period ended September 30, 2009 to $3,107 for the nine month period ended September 30, 2010, primarily due to non-recurring costs associated with the Peacock Productions contract including personnel dedicated to this contract.

Selling, general and administrative expenses decreased from $1,281,064 for the nine month period ended September 30, 2009 to $800,309 for the nine month period ended September 30, 2010 due to reduction in the number of personnel employed, lower salaries, reduced rent and other office expenses, reduced travel expenses, and other cost-saving measures instituted by the management.

Other expenses for the nine months ended September 30, 2009 increased by $303,436 due to recording of amortization discount of note payable of $300,000 and reduction of interest income being earned on investments.

Our net loss of $1,241,351 for the nine month period ended September 30, 2009 as compared to $1,096,529 for the nine month period ended September 30, 2010, was reduced as sales decreases were offset by substantial decreases in operating expenses.

Liquidity and Capital Resources.

For the nine months ended September 30, 2010, net cash was used in operating activities totaling $379,539. This was primarily due to our net loss of $1,096,529 partially offset by amortization of note discount of $290,000, depreciation of $90,000 and stock issued of $452,745 to reduce liabilities owed to employees and professionals.  Net cash from investing activities of $17,871 consisted mainly of net of purchase and redemption of marketable securities of $16,621. The decrease in cash and cash equivalents for the quarter ended September 30, 2010 is primarily due to the lack of operating revenues.

Total assets decreased from $506,702 on December 31, 2009 to $276,449 on September 30, 2010, primarily as a result of decrease in cash from operations and reduction of fixed assets from depreciation. Current liabilities increased from $519,616 on December 31, 2009 to $683,146 on September 30, 2010, due to amortization of notes payable of $290,000 offset by stock issued of $452,745 for board of director fees owed and to reduce liabilities owed to employees and professionals and offset by recording of amortization discount of note payable.

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

The Company had losses from continuing operations of $1,096,529 during the nine months ended 2010. At September 30, 2010, the Company had negative working capital of $648,834.   The decrease in working capital from 2009-2010 is attributable to decrease in cash and accruals for employee and professional compensation as a result of funding operations. The Company had cash on hand of $17,691 at September 30, 2010 which is not sufficient to meet our current cash requirements for the next twelve months.

The Company expects to incur additional losses until sufficient sales of its products are achieved.  The Company’s total sales figure for the nine months ended September 30, 2010 is $6,246, however the Company is still operating at a loss and substantial sales volumes have not yet been achieved.  The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the consolidated financial statements which are an integral component of this filing.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

ITEM 4T. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, September 30, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

 In March 2010 the Company replaced the prior interim CFO with a full-time CFO. Due to the size of our Company and the costs associated to remediate these issues, we still consider the concerns listed to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2010 are not effective due to material weaknesses in our internal controls over financial reporting described above, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating and continuing to rectify the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

b) Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2010, except as discussed on section (a) above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) From January 1, 2010 through November 15, 2010, we had no sales or issuances of unregistered common stock, except as provided in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

March 2010	Common Stock	2,000,000 shares	Services rendered as a member or former member of the board; no commissions paid	Section 4(2)	Not applicable.

April 2010	Convertible Debentures	Debentures in the principal amount of $250,000	$250,000; no commissions paid	Section 4(2); Rule 506	Debentures convertible at $.005 per share.

May 2010	Common Stock	29,064,310 shares	$427,245 of payables converted into Common Stock	Section 4(2); Rule 506

(b) Rule 463 of the Securities Act is not applicable to the Company.

(c) In the nine months ended September 30, 2010, there were no repurchases by the Company of its Common Stock.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on November 15, 2010.

BRAMPTON CREST INTERNATIONAL INC.

Date: November 15, 2010	By: /s/ Bryan Norcross
Bryan Norcross
President, Principal Executive Officer

Date: November 15, 2010	By: /s/ Joseph Giuliano
Joseph Giuliano
Chief Financial Officer