Form 10-K
period 2010-12-31
BRAMPTON CREST INTERNATIONAL INC
filed 2011-05-17
CIK 1321002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

BRAMPTON CREST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-1321002	30-0286164
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

3107 Stirling Road, Suite 201, Fort Lauderdale, FL	33312
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code:  (954) 374-0555

 (Former name or former address, if changed since last report)

 Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting and nonvoting   common equity totaling 132,045,881 shares held by non-affiliates computed by reference to the price (i.e. $.005 per share) at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010 was approximately $660,209.

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of June 30, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

The number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of May 13, 2011, there were 200,000,000 shares of common stock, $0.001 par value per share, issued and outstanding.  The foregoing excludes outstanding preferred shares convertible into 5,281,531,604 common shares, and outstanding notes convertible into 50,000,000shares of common stock, subject to increase in authorized number of shares of common stock at the next stockholder meeting.

Documents Incorporated By Reference
None

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

On March 19, 2008, the Company, America’s Emergency Network, LLC, a Florida limited liability company ("AEN"), Bryan Norcross, in his capacity as a member and representative of the members of America’s Emergency Network, LLC, Max Mayfield, a member of America’s Emergency Network, LLC, Matthew Straeb, a member of America’s Emergency Network, LLC, Robert Adams, a member of America’s Emergency Network, LLC, and Brampton Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger whereby America’s Emergency Network, LLC was merged into the Company such that AEN continued as a wholly owned subsidiary corporation of the Company. As a result of this transaction, the Company issued a total of 100,000,000 shares of Common Stock to the former members of AEN. Shortly after the Company's acquisition of AEN, the loan origination business of Laurentian ceased, to concentrate the Company's resources on the business of AEN.

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

With AEN, for the first time emergency managers of governmental entities which subscribed to our service had direct, always-on satellite connections to the media and the public.  With the AEN design fully implemented, broadcast television stations, online newspapers, cellular carriers and other key media partners will have the ability to receive live video feeds of news briefings from government agencies – as they occur – without the need to deploy reporters, camera crews, or satellite equipment.  The general public will receive the same briefings via the internet and, eventually, on dedicated cable, satellite, and broadcast television channels.  Additionally, the same distribution backbone will be used for those who subscribe to our service to distribute video feeds from non-governmental organizations (such as universities and health-care organizations) and for private businesses, which would provide additional revenue streams for AEN.

AEN hardware was installed in ten (10) governmental agencies in Florida, including the National Hurricane Center in Miami.  During Tropical Storm Fay and Hurricanes Gustav, Hanna, and Ike in 2008, and Hurricane Ida in 2009, governmental personnel successfully used AEN to broadcast live briefings on the storms.  These broadcasts included storm forecasts, evacuation plans, school closings, shelter locations and other critical information.  Important localized information was carried live by the Weather Channel website (weather.com), the Miami Herald (www.miamiherald.com), and nearly 90 other sites in 2009. The information, especially in the storm areas, was widely viewed.   The feedback from the use of the system was very positive from governmental and media partners, and AEN received inquiries from additional governmental agencies, media outlets, and private companies interested in utilizing our service – both in and out of Florida.

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

The underlying technology that AEN developed to inexpensively distribute video feeds from remote locations to websites and broadcast outlets has many applications outside of emergency communications.  In addition, the cost savings of the AEN video distribution system in designed to be especially attractive in the era of shrinking budgets.

Management is aware that recent worldwide economic events have created substantial uncertainty in both the size and administration of governmental budgets.  In spite of the initial favorable response to the deployment of the AEN system, the ability of the company to prosecute the AEN business was severely affected by the current economic environment which is negatively affecting tax revenues in many jurisdictions.

Management believes that the business opportunities for the AEN system continue, however the company needs additional capital to finance operations and to pursue such sales opportunities.   Monthly expenditures for personnel and business operations have been significantly decreased to preserve our limited capital.  It is expected, however, that staffing will increase again when and if sales are generated and revenue increases, of which no assurances can be given. See "Risk Factors."

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

In addition, in the modern world, blogs and various social-networking websites and mechanisms provide a continuous flow of information during a disaster situation.  This information is often inaccurate or incomplete, however, which can cause public confusion.  The AEN design represents the only system that has been deployed so that municipalities and agencies would be able to distribute official live video news briefings through media websites in order to minimize rumors and to correct misinterpretations.

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

The AEN network and underlying technology has numerous applications outside of the government space.  In the event that the Company had sufficient financing, the Company could market a line of video-streaming products and configurations to meet the video-distribution needs of broadcasters and networks, schools and universities, healthcare facilities, churches and other private entities.  AEN’s original network design combined terrestrial internet and satellite connections, so the system is flexible enough to be used for many applications and in many arenas.

General Company Description

History

America’s Emergency Network, LLC was a Florida-registered limited liability company founded by Bryan Norcross and Max Mayfield in 2007 to implement AEN.  On March 19, 2008, the LLC merged into a subsidiary of the publicly traded company, Brampton Crest International, Inc. (OTBB: BRCI), and became America’s Emergency Network, Inc. (“AEN”), a Florida corporation.  AEN is a wholly owned subsidiary of Brampton Crest International, Inc. Norcross and Mayfield are shareholders and the key strategic visionaries of the Company.   Mr. Norcross previously served as Brampton’s and AEN’s President and Chief Executive Officer. See "Item 13."

Services

The AEN network design is a multi-part system that gathers, distributes, displays, and archives emergency information generated by local, state, and federal governmental agencies.  The design does not allow AEN to alter or edit the content, nor provide any commentary or analysis.  Each municipality or agency remains in full control of its information, and decides when (or under what conditions) to send out live video feeds.  Analogous to C-SPAN’s broadcasts of raw, unedited, live video of the House and Senate proceedings, the AEN design allows emergency news briefings from any subscribing governmental entity with instructions for the general public to be disseminated.

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

AEN’s business model calls for video feeds to be distributed for free to the public on the internet via media websites, while access to “premium” content (such as broadcast-resolution video streams – whether live, recently recorded, and/or archived) would be sold on a subscription basis to television outlets and other entities.

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

 Commencing in 2007, the Company pursued the goals of Phase 1, with the intent to complete that phase at the end of 2008. However, as a direct result of the combination of: the March 2008 merger transaction with Brampton Crest International, Inc. (pursuant to which AEN became a wholly-owned subsidiary of a publicly reporting entity1); prudent product development decisions, which enabled rapid deployment2; and requests from beta-test clients to use the system for real-world public distribution of their news briefings, the Company’s operational evolution accelerated, which increased the need for capital.  Phase I was completed in mid 2009.  AEN was in Phase 2 of its growth plan when general economic conditions slowed the company’s ability to secure necessary funding to support full operations forcing the Company to significantly scale back its operational and personnel expenditures to preserve its limited funds.    The original AEN network was maintained and used through 2009 and the next generation of technology was deployed on a limited basis in 2010.  The second-generation technology allows AEN services to be deployed at a lower cost to both the customer and AEN.   Management’s plans to expand deployment of the new, more cost-effective technology, while retiring the legacy network, were suspended in 2010 due to lack of funding.  Both the legacy-technology and the second-generation-technology networks were operated on a limited basis in 2010.  Funds raised by AEN’s parent (Brampton Crest International, Inc.) were not invested exclusively in the development and operation of AEN; rather, a portion of the proceeds have necessarily been spent on legal, accounting, insurance, and other costs relating to costs of regulatory compliance and the operation of the public entity.

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

As previously noted, the WARN Act (passed by Congress in 2006) directed the FCC to create a standard for sending short alert messages via the mobile-phone SMS system.  The first step in creating that standard was issued by the FCC in April 2008. In the aggregate, the new, digital alerting systems are called the Integrated Public Alert and Warning System, or IPAWS.

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

Business Development

The success of AEN’s government communications system depends on the cooperation and support of the emergency management community, local municipalities, and government agencies and our obtaining substantial additional financing to pursue sales.  Like C-SPAN, the content on AEN will be unedited, government-generated information.  But, unlike C-SPAN where, in general, the cameras are simply showing events that would happen even if there was no coverage, the convenience and reliability of the AEN communications system will enable emergency managers to hold news briefings much more frequently than in the past.

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

AEN is designed to distribute live video streams to media websites for distribution to the public, which would assure that the information is available during heavy traffic periods.  Media websites are already designed for large fluctuations in traffic, and distributing the streams through multiple sites will assure the demand is spread over many servers.

In addition to the government initiatives, the Company envisions developing products for the private marketplace.  The products would be similar to or based on the government products, and have the same technological base.  In many cases the same IP network, which was especially designed for video distribution, would be utilized in serving the education, healthcare, and corporate markets.

AEN’s business model is to sell its stream-broadcasting hardware and to charge a recurring subscription fee for access to its distribution network to government agencies and other entities which want to communicate directly to the public through the media.  In addition, revenue is envisioned from distributing the content through media websites, either by charging those outlets subscription fee for the unique video content AEN provides or through an advertising revenue-share arrangement with the websites.  In future operating periods, subject to availability of additional financing to meet our capital resource needs, AEN plans to distribute live video feeds for television broadcast over its network.  This service would also be sold on a hardware plus recurring subscription-fee basis.

Strategic Alliances

In the modern world there is an ever-growing list of audio, data, and video communication devices that people use. This growing trend requires that emergency messages be distributed and delivered through a multitude of channels and in a variety of technical formats for the information to reach the general public.  This requires undertaking strategic alliances with “best of breed” communications businesses that can broaden the reach of the emergency messages, for the benefit of AEN and the public.  Conversely, the AEN alliance could bring credibility, added importance and public relations benefits to the strategic partners. The Company has in the past developed several key alliances and subject to additional financing, we would seek to develop additional strategic relationships.

Weather Channel/NBC:  In 2009, the Weather Channel carried AEN Network feeds on its website (weather.com).

Weather Decisions Technologies (WDT) :  WDT places high-value video content on media websites and markets AEN’s government-agency live video feeds nationally.  In 2009 300 plus media websites contracted with WDT to receive AEN video feeds.

Kitty Code, LLC: In 2010, 2000 plus iPad users purchased Kitty Code’s Hurricane App featuring AEN’s video feed from the National Hurricane Center.

Employees

The Company’s team currently consists of no full-time employees and several independent contractors.  Additional financing is required to staff the Company at desired levels to operate the Company and attempt to attract revenues. See "Risk Factors."

Other Potential Business Opportunities

The Company requires additional financing as described under "Risk Factors" to sustain and grow the AEN business and to hire qualified management and employees to execute our business plan. We can provide no assurances that additional financing will be obtained to grow the AEN business on terms satisfactory to us, if at all. In the absence of such additional financing, the Company will seek to establish or acquire other business opportunities and to obtain financing for same.  In such event, the Company may be required to sell or shut down the AEN operations. We can provide no assurances that a new business can be established or acquired or that additional financing for any such new business opportunity or acquisition will be available on terms satisfactory to us, if at all.  In the event that the decision is made to sell the AEN business or to cease its operations, we can provide no assurances that the Company will realize any substantial sums of money from the sale of any such business.  See "Risk Factors."

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

RECENT AGREEMENT SHALL CAUSE SUBSTANTIAL DILUTION TO CURRENT STOCKHOLDERS.

In May 2011 at a time when the Company was insolvent and unable to meet our obligations as they became due and payable, the Company entered into an agreement to obtain up to $250,000 of financing from MRP Group, LLC. Of the $250,000 in financing, MRP Group agreed to provide $10,000 in exchange for Preferred Stock and up to $240,000 in loans payable upon demand. The Preferred Stock issued to MRP Group provides for the right to convert into 95% of the currently issued and outstanding shares of Common Stock (including the right to vote and equivalent number of shares), subject to stockholder approval of an increase in the number of shares of Common Stock at the next stockholder meeting. This agreement will cause substantial dilution in both voting and economic interests to the existing common stockholders.

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

It is time consuming, difficult and costly for us to develop and implement the additional internal controls, processes, written and reporting procedures required by the Sarbanes-Oxley Act.  We have identified a material weakness which is described under Item 9A. We hired an outside firm to attempt to cure our past material weaknesses and these weaknesses were dealt with in 2010. However, our prior Principal Executive Officer resigned and we now have a material weakness with one officer doing many jobs and our Company having a material weakness due to the failure to have adequate job segregation. We may need to hire additional financial reporting, internal auditing, and other finance staff in order to be in compliance with Section 404. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

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

HISTORY OF OPERATING LOSSES

As of December 31, 2010, we have an accumulated deficit of $ 15,498,867.  We can provide no assurances that current business operation of AEN will be successful or operate at a profit. The Company requires additional financing as described herein to sustain and grow the AEN business and to hire qualified management and employees to execute our business plan. We can provide no assurances that additional financing will be obtained to grow the AEN business on terms satisfactory to us, if at all. In the absence of such additional financing, the Company will seek to establish or acquire other business opportunities and to obtain financing for same.  In such event, the Company may be required to sell or shut down the AEN operations. We can provide no assurances that a new business can be established or acquired or that additional financing for any such new business opportunity or acquisition will be available on terms satisfactory to us, if at all.  In the event that the decision is made to sell the AEN business or to cease its operations, we can provide no assurances that the Company will realize any substantial sums of money from the sale of any such business.  See "Risk Factors."

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

OUR AEN NETWORK SYSTEM HAS NOT BEEN COMMERCIALLY SUCCESSFUL.

While our AEN network system has been tested and used by several Florida governmental agencies and the National Hurricane Center in Miami, our AEN network system has not been proven to be commercially successful and accepted by the industry. Subject to availability of financing dedicated to the growth of the AEN business, we are seeking to improve the AEN network system and its commercial applications and are attempting to have governmental and other entities subscribe for our AEN network service. We can provide no assurances that our AEN network system will be commercially successful. Further, competitors may in the future establish systems that compete with our AEN network system that offer superior technology and which effectively make our AEN network system technologically obsolete. We can provide no assurances that our AEN network system will be able to remain technologically competitive with competing products and services of the future.

WE ARE DEPENDENT UPON THIRD PARTIES TO MANUFACTURE OUR HARDWARE NEEDS.

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

OUR LIMITED CASH RESOURCES AND LACK OF A LINE OF CREDIT WILL RESTRICT OUR EXPANSION OPPORTUNITIES.

An economic issue that can limit our growth is the lack of extensive cash resources, due to the typical payment terms of a transaction. Most hardware suppliers require us to pay within 30 days of delivery of an order; however, we may not receive our customer's payment in the same time frame. This requires us to have available cash resources to finance most of our customers' orders. Our lack of cash resources limits our ability to take orders from customers, thus limiting our ability to grow. An infusion of capital and a good line of credit can enable us to service a broader base of customers. We can provide no assurances that we will obtain an adequate line of credit in the future, if at all.

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

OUR FUTURE PERFORMANCE IS MATERIALLY DEPENDENT UPON OUR MANAGEMENT AND THEIR ABILITY TO MANAGE OUR GROWTH.

Our future success is substantially dependent upon our raising additional financing to hire new management to operate our AEN business. Competition for qualified management is intense, and we may be unable to attract and retain qualified key personnel. The failure to attract and retain qualified management to operate the AEN business could have a material adverse effect on our business, results of operations, and financial condition.

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

OUR AUTHORIZED COMMON STOCK WILL NEED TO BE INCREASED BY STOCKHOLDERS.

Due to our recent financing as described in the "Risk Factors," we will need to increase the authorized Common Stock at a stockholder meeting called for this purpose. In October 2007, our authorized Common Stock was increased by the Board of Directors from 200,000,000 shares to 950,000,000 shares. We plan to have stockholders approve an increase in the authorized number of our common shares to six (6) billion shares. We can provide no assurances that existing common and preferred stockholders will ratify, adopt and approve our proposed new capital structure.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and operations offices are located in Fort Lauderdale, Florida at the office of an independent consultant to the Company.  No rent is currently paid to the consultant for the use of such facility. In the event that additional financing is obtained and new management is hired to operate our AEN business or other business opportunity, we will have to obtain suitable facilities.

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
Periods	High		Low
Fiscal Year 2009
First Quarter (January – March 2009)		$.09	$	. 02
Second Quarter (April – June 2009)	$	. 20	$	. 02
Third Quarter (July – September 2009)		$.08		$.04
Fourth Quarter (October – December 2009)		$.09		$.02

Fiscal Year 2010
First Quarter (January – March 2010)		$.08		$.03
Second Quarter (April – June 2010)		$.04		$.02
Third Quarter (July – September 2010)		$.02		$.01
Fourth Quarter (October – December 2010)		$.01		$.002

On May 16, 2011, the closing sales price of our common stock was $ .005.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the years ended December 31, 2010 and 2009. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Madison Stock Transfer located in Brooklyn, New York.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, the Company had issuances of unregistered securities as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

April 2010	Convertible Notes (1)	$250,000 principal amount	$250,000 received in cash for notes payable; no commissions paid	Accredited Investors	Section 4(2), Rule 506
December 2010	Preferred Stock	10,000,000 shares (2)	Services rendered; no commissions paid	Accredited Investors	Section 4(2), Rule 506

(1)	Currently, these notes are convertible into preferred shares which are in turn convertible into 50,000,000 common shares.

(2)	Each preferred share is convertible into one (1) common share, subject to increase in the authorized number of shares to at least six (6) billion shares.

On May 13, 2011, the Company entered into an agreement with MRP LLC as described below which has resulted in a change in control.  In December 2010 and May 2011, the Company's board approved an exchange for services rendered, the issuance of Series 1 Preferred Stock convertible into an aggregate of 12 million shares of Common Stock. In connection with this transaction, Janis Farnham, Bryan Janeczko, Robert Wildberger and Brad Hacker received Series 1 Preferred Stock convertible into 9,500,000 shares, 750,000 shares, 750,000 shares and 1,000,000 shares of Common Stock, respectively, subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares. Also, Joseph Emas agreed to exchange 1,949,124 shares of Common Stock for Series 1 Preferred Stock convertible into 1,949,124 shares. The Preferred Stock has the voting rights equal to the number of shares of Common Stock into which they are convertible.

In May 2011, the Company issued 11 million shares of its Common Stock in exchange for the conversion of $220,000 in principal debt which was invested in the Company in December 2009.

The change in control described below and the issuance of Series 1 Preferred Stock to the officers, directors and former officers and/or directors identified above is exempt under Section 4(2) and/or Rule 506 of the Securities Act of 1933, as amended. The transaction described in the immediately preceding paragraph is exempt under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

Changes in Control of Registrant.

On May 13, 2011, the Company entered into an agreement with MRP LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed basis for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above.

The offer and sale of shares of our securities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) no finder's fees were paid

Repurchase of Securities

In 2010, the Company did not repurchase any of its outstanding securities.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Sales decreased to $9,024 for the year ended December 31, 2010 as compared to $120,132 for the year ended December 31, 2009. The decrease was all due to the contract with Peacock Productions expiring as previously discussed under Item 1 and lack of sales to governments due to budget constraints.

Costs of Sales decreased to $3,107 for the year ended December 31, 2010 as compared to $89,650 for the year ended December 31, 2009, primarily due to costs associated with the Peacock contract and installation expenses related to the projects in Florida.

Selling, General, and Administrative Expenses decreased to $742,558 for the year ended December 31, 2010 as compared to $1,717,163 for the year ended December 31, 2009. The decrease is due to limited operations within the Company and reduction of personnel during the year.

Current Assets

Cash and cash equivalents decreased to $1,693 on December 31, 2010 as compared to  $165,101 on December 31, 2009, primarily as a result of lack of capital resources and the need to raise additional financing.

Liabilities

Current Liabilities changed to $620,553 at December 31, 2010 as compared to $519,616 at December 31, 2009, due to increase in notes payable as a result of the amortization from the December 2009 private placement for $220,000 and the additional note payable of $250,000 in April 2010. See Liquidity and Capital resources for further information on the notes payable and private placements.

Liquidity and Capital Resources

We are financing our operations and other working capital requirements principally from the receipt of proceeds from private placements of our securities and from interest income as outlined below.

Cash flow used from operating activities was $412,158 for year ended December 31, 2010 as compared to $1,174,156 used in the year ended December 31, 2009. The difference was mainly the  result of a decrease in the loss from $1,714,965 to $1,285,038.

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

We currently need additional financing to maintain our company as a going concern. We can provide no assurances that additional financing will be available to us on terms satisfactory to us, if at all. See "Risk Factors."  In May 2011, we issued 11,000,000 shares to the note holder to retire the principal amount of $220,000 due under the aforementioned notes.

On April 14, 2010 the Company agreed to a stock subscription agreement with an investor. The agreement states the Company will sell up to $1,500,000 in five-year convertible debentures (converting to an aggregate of 300,000,000 shares the Company’s common stock [“Common Stock” or the “Shares”]), subject to certain terms and conditions.  The Company will, subject to continuing confirmation of Accredited Subscriber Status accept subscriptions of $250,000 every ninety  (90) days following the initial investment, until the full Offering amount is satisfied or the Company, in its sole discretion, terminates the Offering (each a “Tranche”); except that it is acknowledged that the initial investment shall be satisfied in two payments, one of $20,000 on April 14, 2010 and the remainder of the payment, consisting of $230,000, to be paid in the week of April 19, 2010.  The agreement provided that the Company may, in its sole discretion, not accept a Tranche provided the Company provides written notice to the Subscriber, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Subscriber. In May 2011, the Company agreed to cancel the balance of this subscription agreement and it agreed to have the notes convertible into 500 shares of Series 2 Preferred Stock which would be further convertible into 50,000,000 shares of Common Stock upon stockholder approval of an increase in the authorized number of shares of Common Stock to at least 6 billion.

In December 2010 and May 2011, the Company's board approved an exchange for services rendered, the issuance of Series 1 Preferred Stock convertible into an aggregate of 12 million shares of Common Stock. In connection with this transaction, Janis Farnham, Bryan Janeczko, Robert Wildberger and Brad Hacker received Series 1 Preferred Stock convertible into 9,500,000 shares, 750,000 shares, 750,000 shares and 1,000,000 shares of Common Stock, respectively, subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares. Also, Joseph Emas agreed to exchange 1,949,124 shares of Common Stock for Series 1 Preferred Stock convertible into 1,949,124 shares. The Preferred Stock has the voting rights equal to the number of shares of Common Stock into which they are convertible.

The change in control described below and the issuance of Series 1 Preferred Stock to the officers, directors and former officers and/or directors identified above is exempt under Section 4(2) and/or Rule 506 of the Securities Act of 1933, as amended. The transaction described in the immediately preceding paragraph is exempt under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

On May 13, 2011, the Company entered into an agreement with MRP LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS

The audited financial statements of the Company required pursuant to this Item 8 are included in the Annual Report on Form 10-K on page F-1 this starting on page  46.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous Independent Auditors:

a.
The Company's independent registered auditor, Berenfeld, Spritzer, Shechter & Sheer LLP ("BSSS") ceased its operations and is no longer our independent registered auditor.  The Company learned of the dissolution of BSSS on January 6, 2011.

b.
BSSS' report on the financial statements for the years ended December 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting. The auditor’s opinion letter did include an uncertainty paragraph regarding the Company’s ability to continue as a going concern.

c.
Our Board of Directors had no involvement in the change of independent accountants. Through the period covered by the financial audit for the years ended December 31, 2009 and 2008 and any subsequent interim period through December 31, 2010, including its review of financial statements of the quarterly periods through September 30, 2010, there have been no disagreements with BSSS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BSSS would have caused them to make reference thereto in their report on the financial statements.

d.
During the two most recent fiscal years and any subsequent interim period through December 31, 2010, including the most recent review period of September 30, 2010, there have been no reportable events with us as set forth in Item 304(a)(i)(v) of Regulation S-K

e.	Since BSSS ceased operations, we were unable to request that BSSS furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements.

Engagement of Independent Auditors

On May 4, 2011, the Company engaged Malcolm Pollard, Inc. to serve as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2010. The Board approved the Company’s engagement of Malcolm Pollard, Inc.

The Company did not, nor did anyone on its behalf, consult Malcolm Pollard, Inc. during the Company’s two most recent fiscal years and any subsequent interim periods prior to the Company’s engagement of that firm regarding the application of accounting principles to a specified transaction (completed or proposed), the type of audit opinion that might be rendered on the Company’s financial statements, any matter being the subject of disagreement or reportable event, or any other matter as defined in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our former Principal Executive Officer, Bryan Norcross and our Principal Financial Officer, Joseph Giuliano who also now serves as our Principal Executive Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, management concluded that these disclosure controls and procedures were effective at December 2010.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010. There were no significant changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2010.

2010 Changes

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

 The matters involving internal controls over financial reporting and disclosure controls and procedures that were considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The material weaknesses were subsequently reported to management and the Board of Directors.

Management is committed to improving our financial organization. As part of this commitment, we created a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function; and we prepared and implemented appropriate written policies and checklists which set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists had remedied the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the accounting department. Additional personnel will also be provided with the cross training needed to support the Company if personnel turnover within the department occurs.

We also implemented procedures that will create more involvement from the Board in the overall financial reporting process by way of extensive monitoring and oversight as a mitigating control for our lack of segregation of duties.

Management believes that the implementation of procedures to create more involvement from the Board by way of monitoring and oversight at December 31, 2010 resulted in controls that mitigate our limited personnel and also provided more checks and balances within the Company.

2011 Recent Developments

In January 2011, Bryan Norcross resigned from the Board and as Principal Executive Officer. In May 2011, Joseph Giuliano, our Principal Financial Officer, was elected Principal Executive Officer. These events have once again created a material weakness due to improper segregation of duties. In the event additional capital is raised, the Company will seek to hire additional management to segregate the positions of Principal Executive Officer and Principal Accounting Officer.

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

ITEM 9B. OTHER INFORMATION

In December 2010 and May 2011, the Company's board approved an exchange for services rendered, the issuance of Series 1 Preferred Stock convertible into an aggregate of 12 million shares of Common Stock. In connection with this transaction, Janis Farnham, Bryan Janeczko, Robert Wildberger and Brad Hacker received Series 1 Preferred Stock convertible into 9,500,000 shares, 750,000 shares, 750,000 shares and 1,000,000 shares of Common Stock, respectively, subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares. Also, Joseph Emas agreed to exchange 1,949,124 shares of Common Stock for Series 1 Preferred Stock convertible into 1,949,124 shares. The Preferred Stock has the voting rights equal to the number of shares of Common Stock into which they are convertible.

In May 2011, the Company issued 11 million shares of its Common Stock in exchange for the conversion of $220,000 in principal debt which was invested in the Company in December 2009.

The change in control described below and the issuance of Series 1 Preferred Stock to the officers, directors and former officers and/or directors identified above is exempt under Section 4(2) and/or Rule 506 of the Securities Act of 1933, as amended. The transaction described in the immediately preceding paragraph is exempt under Section 3(a)(9) of the Securities Act as an exchange of securities of the same issuer with no commissions being paid.

Changes in Control of Registrant.

On May 13, 2011, the Company entered into an agreement with MRP LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.:

Name	Age	Positions Held and Tenure

Joseph J. Giuliano	50	Director, Chief Executive Officer and Chief Financial Officer
Janis Farnham	55	Director

The background and principal occupations of the directors and officers of the Company are as follows:

Joseph J. Giuliano, Chief Executive Officer of the Company since April 2011 and Chief Financial Officer and a director of the Company since March 6, 2010. Since 1999, Mr. Guiliano has been President, owner and Chief Financial Officer of Forge Financial Group, Inc., an entity engaged in institutional sales and order execution for equity securities. Mr. Giuliano brings to the Board his financing and accounting expertise.

Janis J. Farnham, a director of the Company since March 6, 2010.  Ms. Farnham, has been the non-executive Vice President of Sales and Marketing for America’s Emergency Network, a subsidiary of Brampton Crest International, Inc., located in Miami, Florida since 2008.  Prior to joining America’s Emergency Network she served as Vice President of Sales & Marketing for MySky Communications, Inc. beginning in 2006.  MySky is a start-up weather technology company in Lakeville, Massachusetts.  Since 2003, she has been a partner in a technology-based sales and marketing consulting business, JDB Sales, LLC.  From 1988 to 1999, she was Vice President of Sales for Weather Services International, Inc., a company that provides weather data and technology. Ms. Farnham brings to the Board extensive knowledge of and contacts in the industry in which AEN operates.

Recent resignations from the board and appointments to the board.

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

Effective January 25, 2011, Bryan Norcross resigned as Chief Executive Officer, President and a director. Effective February 2, 2011, Robert Wildberger resigned as a director. Effective May 16, 2011, Mr. Janeczko resigned from the Board of Directors. We currently have three vacancies on the Board of Directors. Effective May 2011, Joseph Giuliano was elected Chief Executive Officer of the Company.

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

Compliance with Section 16(A) Of The Exchange Act. Directors And Executive Officers, Promoters, And Control Persons:

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and more than 10% stockholders were not complied with during the fiscal year ended December 31, 2010. Following the filing of this Form 10-K, the Company's officers and directors intend to undertake to file all missing forms required under Section 16(A) of the Exchange Act.

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

Independent Directors and Financial Expert

None of our directors is considered by the Board to be an "Independent Director" of the Company as defined under Rule 10-A.3 of the Exchange Act and a "Financial Expert" as defined herein.  In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (A) accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or (B) be an affiliated person of the issuer or any subsidiary thereof.

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

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Nevada and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer.

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

DirectorQualificationsand Diversity

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the year ended December 31, 2010 and 2009 compensation awarded to, paid to, or earned by, our then Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

					Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards (1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)	Total ($)

Bryan Norcross,	2009	$120,000	$-0-	$-0-	-0-	-0-	-0-	$-0-	$120,000
Former Chief Executive Officer (4)	2010	$120,000	$-0-	$-0-	-0-	-0-	-0-	$-0-	$120,000

(1)
The options and restricted stock awards presented in this table for 2009 and 2010 reflects the full fair market value on the date of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

•
Mr. Norcross became an officer and director of the Company in March 2008. Since May 2009, Mr. Norcross has accrued his monthly salary. In 2010, his accrued salary and unpaid expenses from May 2009 through March 31, 2010 were converted into restricted stock at $.0147 per share. For the period April 1, 2010 through December 31, 2010, we accrued $90,000 Mr. Norcross' salary.

•	Mr. Norcross donated back to our treasury 12,500,000 shares on June 28, 2009 for no specific consideration.

•
Mr. Norcross participated in a December 22, 2009 private placement of $220,000. In such offering, he purchased $50,000 of notes due in December 2010. For his investment, he received $5,000 interest paid up front, 2,500,000 shares of common stock and a promissory note in the amount of $50,000, which since it was not repaid in December 2010, it automatically converted into 2,500,000 common shares. Mr. Norcross' compensation was as an employee at will as there is no employment contract covering his services.

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2010 or 2009 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2010.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Bryan Norcross (1)	-0-	-0-	-0-	N/A	N/A	-0-	$-0-	NA	NA

(1)	The table above does not reflect the following:

•
Mr. Norcross became an officer and director of the Company in March 2008. Since May 2009, Mr. Norcross has accrued his monthly salary. In 2010, his accrued salary and unpaid expenses from May 2009 through March 31, 2010 were converted into restricted stock at $.0147 per share. For the period April 1 through December 31, 2010, we accrued $90,000 Mr. Norcross' salary.

•	Mr. Norcross donated back to our treasury 12,500,000 shares on June 28, 2009 for no specific consideration.

•
Mr. Norcross participated in a December 22, 2009 private placement of $220,000. In such offering, he purchased $50,000 of notes due in December 2010. For his investment, he received $5,000 interest paid up front, 2,500,000 shares of common stock and promissory note in the amount of $50,000, which since it was not repaid in December 2010, it automatically converted into 2,500,000 common shares. Mr. Norcross' compensation was as an employee at will as there is no employment contract covering his services.

Director Compensation

In 2010, our directors did not receive cash compensation for serving on the Board or on its committees. Depending on the number of meetings and the time required for the Company’s operations, it was the Company's policy that it may decide to compensate its directors in the future. In March 2010, the Company granted 250,000 shares to each non-executive director and 1,000,000 shares to a retiring director in appreciation of his contributions to the Company. In December 2010, the Company granted Series 1 Preferred Stock convertible into 7,500,000 shares, 750,000 shares, 750,000 shares and 1,000,000 shares to Janis Farnham - a director, Robert Wildberger - a former director, Bryan Janeczko - a director and Brad Hacker - a former director and current financial consultant, respectively.  Ms. Farnham’s shares were for director services of Brampton and consulting services for AEN

2009 Compensation

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

Compensation Table

The following table shows the overall compensation earned for the 2010 fiscal year with respect to each director (other than Bryan Norcross) as of December 31, 2010.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1) (5)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(4)(6)	Total ($)
Janis Farnham Director (4)	$-0-	$155,250	$-0-	-0-	-0-	$-0-	$155,250

Bryan Janeczko Director (4)	$-0-	$14,700	$-0-	-0-	-0-	$-0-	$14,700

Robert Wildberger, Former Director (4)	$-0-	$14,700	$-0-	-0-	-0-	$-0-	$14,700

Joseph I. Emas, Former Director (5)	$-0-	40,000	-0-	-0-	-0-	-0-	40,000

Brad Hacker, Former Director (6)	$-0-	74,000	$-0-	-0-	-0-	-0-	74,000

(1)
The restricted stock awards presented in this table for 2010 reflect the full fair value as of the date of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB.  Such guidance requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description guidance issued by the FASB and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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

(4)	Compensation paid for director services of Brampton and consulting services for AEN.

(5)	Compensation paid for legal services.

(6)	Compensation paid for accounting services.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our Common Stock as of May 16, 2011 based upon 200,000,000 shares of Common Stock issued and outstanding.

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

	Number of	Percentage of
	Shares	Shares
Name and Address	Beneficially Owned (1)	Beneficially Owned (1)
Bryan Norcross(2)	25,713,969	12.9%
4700 Biscayne Blvd, Suite 500 ,Miami, FL 33137,

Joseph J. Giuliano	250,000	*
4700 Biscayne Blvd, Suite 500, Miami, FL 33137,

Janis Farnham (5)	12,531,225	6.0%
4700 Biscayne Blvd, Suite 500, Miami, FL 33137,

All directors and	12,781,225	6.1_ %
executive officers as
a group (6 persons)

Robert Wineberg	57,069,996	28.5%
Delaporte Point, House #45 Nassau, Bahamas

Max Mayfield and Associates, LLC	14,132,654	7.1%
4700 Biscayne Blvd, Suite 500 Miami, FL 33137.

MB Worldwide Investments LLC (3) One East Broward Blvd, Suite 1010 Fort Lauderdale, FL 33301	25,059,568	12.5%

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

(2)	The shares of common stock are held in the name of Bryan Norcross Corporation of which Bryan Norcross is the controlling shareholder.

(3)	Controlled by Murray Bacal.

(4)	Includes 750,000 shares of Common Stock issuable upon conversion of Series 1 Preferred Stock.

(5)	Includes 9,500,000 shares of Common Stock issuable upon conversion of Series 1 Preferred Stock

 The foregoing table does not reflect the May 2011 funding agreement which results in a change in control.  See "Item 13."

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

Since May 2009, Mr. Norcross has accrued his monthly salary. In 2010, up to March 31, 2010 his accrued salary and unpaid expenses were converted into restricted stock at $.0147 per share. In addition, in April 2010 six (6) persons also agreed to convert their accrued salary and unpaid expenses, if any, into an aggregate of 29,064,310 shares of Common Stock at a price of $.0147 per share.

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

Prior to the acquisition of AEN, Bryan Norcross, its President and former Chief Executive Officer of Brampton, advanced AEN funds for legal and other start-up costs for AEN's operations. These advances totaling $95,926 are non-interest bearing. AEN owes Mr. Norcross an additional $90,000 of accrued salary for the period April 1 - December 31, 2010. Also, in January 2011, Mr. Norcross loaned approximately $7,000 to Brampton for working capital.

In December 2010 and May 2011, the Company's board approved an exchange for services rendered, the issuance of Series 1 Preferred Stock convertible into an aggregate of 12 million shares of Common Stock. In connection with this transaction, Janis Farnham, Bryan Janeczko, Robert Wildberger and Brad Hacker received Series 1 Preferred Stock convertible into 7,500,000 shares, 750,000 shares, 750,000 shares and 1,000,000 shares of Common Stock, respectively, subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares. The securities issued to Janis Farnham were partially in consideration of her waiving $90,000 in accrued consulting fees. Also, Joseph Emas agreed to exchange 1,949,124 shares of Common Stock for Series 1 Preferred Stock convertible into 1,949,124 shares. The Preferred Stock has the voting rights equal to the number of shares of Common Stock into which they are convertible.

In May 2011, the Company issued 11 million shares of its Common Stock in exchange for the conversion of $220,000 in principal debt which was invested in the Company in December 2009.

On May 13, 2011, the Company entered into an agreement with MRP LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above. The agreement with MRP also included various professionals releasing the Company from various obligations to pay for services that were in arrears. It also included certain releases among the parties to the agreement. See "Exhibit 10.1" for complete details as to this agreement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal 2009

(1)     Audit Fees

The aggregate fees billed by our prior independent accountants, namely, Berenfeld, Spritzer, Shechter & Sheer, LLP ("BSSS"), for the last fiscal year for professional services for the audit of the Company's annual financial statements and the  review  included in the Company's Form 10-Q and services that  are  normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $20,000.

(2)     Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by BSSS that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not  reported  under  Item  9  (e)(1)  of  Schedule  14A  was  NIL.

(3)     Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered BSSS for tax compliance, tax advice, and tax planning was $1,500.

(4)     All Other Fees

There were no other fees charged by BSSS other than those disclosed in (1) and (3) above.

Fiscal 2010

(1)     Audit Fees

The aggregate fees billed by BSSS for the fiscal year ended December 31, 2010 for professional services for the review included in the Company's Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $ 10,500.

(2)     Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by BSS that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the BSS for tax compliance, tax advice, and tax planning was $1,500.

(4)     All Other Fees

There  were  no other fees charged by BSSS  other  than  those  disclosed  in  (1)  and  (3) above.

New Auditors

Malcolm Pollard, Inc. did not provide any services to the Company during the last two fiscal years. The cost of the 2010 audit performed in 2011 was estimated at $10,000.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

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

10.1
Agreement of May 13, 2011 by and among Brampton Crest International, Inc., Bryan Janeczko, Janis Farnham, Joseph Giuliano, Brad Hacker, Morse & Morse, PLLC, Hinshaw & Culbertson LLP, Paul Michelin, Paul Michelin and Louisa Michelin, Murray Bacal and MRP, LLC. (2)

14	Code of Ethics (1)

21	Subsidiaries (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

 (1) Previously filed.

 (2)  Filed herein.

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 15th day of April, 2010

Brampton Crest International, Inc.

Date: May 16, 2011	/S/ Joseph Giuliano

Joseph Giuliano
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Date	Signature/Title

May 17, 2011	/S/ Joseph Giuliano
Joseph Giuliano
Principal Executive Officer, Principal Financial Officer and Director

May 17, 2011	/S/ Janis Farnham
Janis Farnham
Director

Joseph Giuliano and Janis Farnham represent the only current directors of the Company.

PART F/S.  FINANCIAL STATEMENTS

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,693	$165,101
Marketable Securities		0
Accounts Receivable	-	10,000
Total Current Assets	1,693	175,101

PROPERTY AND EQUIPMENT, net	82,555	326,843
Other Assets:
Deposits and Prepaid Expenses	-	4,758
TOTAL ASSETS	$84,248	$506,702

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable	$117,127	$272,689
Accrued Expenses	-	151,000
Due to Related Party	95,926	95,926
Current Portion of Notes Payable	407,500	1
Total Current Liabilities	620,553	519,616
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; 25,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2010 and December 31, 2009	20	-
Common stock, $.001 par value; 950,000,000 shares authorized, 190,949,124 and 160,054,881 shares issued and outstanding at September 30, 2010 and December 31, 2009 (respectively)	190,609	160,055
Additional Paid in Capital	14,771,933	14,040,861
Accumulated Deficit	(15,498,867)	(14,213,830)
TOTAL STOCKHOLDERS' DEFICIENCY	(536,305)	(12,914)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)	$84,248	$506,702

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2010	2009
Revenue	$9,024	$120,132
Cost of Sales	3,107	89,650
Gross Profit	5,917	30,482

Selling, General and Administrative Expenses	742,558	1,717,163

Loss from Operations	(736,641)	(1,686,681)

Other Income (Expense)
Impairment of Assets	(125,538)	(10,650)
Interest Expense	(423,500)	(22,000)
Interest Income	641	4,366

Total Other Income (Expense)	(422,859)	4,366

Loss Before Income Taxes	(1,285,038)	(1,714,965)

Income Tax Benefit	-	-

Net Loss	$(1,285,038)	$(1,714,965)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding -Basic and Diluted	180,356,475	182,547,528

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,285,038)	$(1,714,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120,000	109,178
Impairment of Fixed Assets	126,253	10,650
Amortization of Note Discount	407,500	-
Stock Issued for services rendere	511,645	-
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	10,000	21,147
Prepaid Expenses and Deposits	4,044	1,536
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	(306,562)	398,298
Net Cash Used In Operating Activities	(412,158)	(1,174,156)
Cash Flows from Investing Activities
Marketable Securities redeemed (purchased)	-	1,025,000
Fixed Assets Purchased	(1,250)	(80,801)
Net Cash (Used In) Provided by Investing Activities	(1,250)	944,199
Cash Flows from Financing Activities
Private Placement-Net of expenses	250,000	220,000
Repurchase of Stock	-	(200,000)
Net Cash Provided by (Used In) Financing Activities	250,000	20,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(163,408)	(209,957)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	165,101	375,058
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,693	$165,101
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$8,000	$-
Income taxes paid during the period	$-	$-

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2009 and 2010

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2008	221,854,881	$221,854	$13,959,063	$ (12,498,864)	$1,682,052
Exercise of Stock Warrants Net of Issuance Costs	200,000	200	(200)		-
Common Stock Issued for Private Placement	11,000,000	11,001	208,998	-	219,999
Common Stock Cancelled	(25,000,000)	(25,000)	25,000	-	-
Common Stock Redemption	(48,000,000)	(48,000)	(152,000)	-	(200,000)
Net Loss for the year ended December 31, 2009	—	—	—	(1,714,965)	(1,714,965)
BALANCE, DECEMBER 31, 2009	160,054,881	$160,055	$14,040,861	$(14,213,829)	$(12,914)

Common Stock Issued for Compensation and Fees	30,894,310	$30,894	480,751		511,645

Common Stock Cancelled	(1,949,191)	$(340)	250,321		249,981
Preferred Stock Issued
Net Loss for year ended December 31, 2010				(1,285,038)	(1,285,038)
BALANCE, DECEMBER 31, 2010	189,000,000	$190,609	14,771,933	(15,498,867)	(536,305)

MALCOLM L. POLLARD, Inc.
4845 W. LAKE ROAD, # 119
ERIE, PA 16505

(814)838-8258	FAX (814) 838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors
Brampton Crest International, Inc.

We have audited the accompanying consolidated  balance sheets of Brampton Crest, International, Inc.  and subsidiaries (“the Company”) as of December 31, 2010 and December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December  31, 2010 and December 31, 2009 and  the results of its operations, changes in shareholders’ equity,  and its cash flows for the years then  ended in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
May 12, 2011

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

NOTE 2     GOING CONCERN ISSUES

The Company had losses from continuing operations of $1,285,038 during the year ended December 31, 2010. At December 31, 2010, the Company had negative working capital of $618,860.   The decrease in working capital from 2009-2010 is attributable to decrease in cash and accruals for employee and professional compensation as a result of funding operations. The Company had cash and marketable securities on hand of $1,693 at December 31, 2010 which is not sufficient to meet our current cash requirements for the next twelve months.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2009 and December 31, 2010, the Company had cash equivalents in the amount of approximately $17,691, and $1,693, respectively, all in low risk investments.

ACCOUNTS RECEIVABLE

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company had accounts receivable of $0 at December 31, 2010 and 2009.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2010 and 2009 there were no impairments of long-lived assets.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2006, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010 and December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of December 31, 2010 and December 31, 2009, there were no uninsured balances. The company has not experienced any losses in such accounts.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the nine months ended December 31, 2010 and 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Convertible Debt to Common Stock	61,000,000
Preferred Shares to Common Stock	1,549,124
Warrants	-0-	600,000
Total	62,549,124	600,000

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

For the nine months ended December 31, 2010 and December 31, 2009, the Company did not grant any stock options.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for the Company as of January 1, 201. The Company does not expect it will have a material impact on its financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company adopted this ASU beginning with its annual reporting period ended December 31, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the new accounting guidance beginning January 1, 2010. This update had no impact on the Company’s financial position, cash flows or results of operations.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a signficant impact on the Company’s financial position, cash flows or results of operations.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a signficant impact on the Company’s financial position, cash flows or results of operations.

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

NOTE 4 INCOME TAXES

As of December 31, 2010 and December 31,  2009 the Company had Federal and state net operating losses of approximately $14,200,000 and $13,200,000, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:
	December 31,2010	December 31, 2009
Deferred tax asset due net operating losses	$4,985,000	$4,585,000
Less: Valuation allowance	(4,985,000)	(4,585,000)
Net deferred tax asset	$-0-	$-0-

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$1,693	$1,693	—	—
Marketable securities:
Mutual Funds
Preferred/Fixed
Rate Cap
Securities
Total assets	$1,693	$1,693	—	—

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$34,312	$34,312	—	—

No other than temporary impairment were recognized for the year ended December 31, 2010 and the year end December 31, 2009.

NOTE 6 – CAPITAL STOCK AND EQUITY

On December 24, 2009, the Company accepted the final subscription arising from a December 7, 2009 private-financing transaction with certain private investors (the “Purchasers”), pursuant to a subscription agreement (the “Agreement”) for an aggregate purchase price of Two Hundred and Twenty Thousand Dollars ($220,000) consisting of an aggregate of $220,000 in 10% Promissory Notes, due twelve months from the date of issuance and 11,000,000 shares of common stock. In the event the notes become due and payable and the Company has not made payment under the notes, causing there to be an event of default, the Company at its sole discretion may retire the notes through the issuance and delivery of 50,000 shares of Common Stock for each dollar of principal outstanding. Since interest was prepaid to each investor, no interest will be payable to the noteholders at maturity.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Effective March 4, 2010, Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis J. Farnham were appointed as members of the Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or their respective earlier death, resignation or removal from office. Commiserate with their appointment, each of Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis Farnham, were granted 250,000 shares of our company Common Stock.  In addition, Joseph I. Emas resigned as a member of the Board of Directors.  In appreciation of his contributions to the Company outside of legal services, Mr. Emas was granted 1,000,000 shares of our company’s Common Stock. The Company recorded directors’ fees of $29,400 for the nine months ended December 31, 2010 for this issuance of shares. The shares were issued in May 2010.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Common Stock
The Company had 200,000,000 shares of Common Stock, $.001 par value, authorized prior to increasing its authorized shares through board approval on October 31, 2007 to 950,000,000 shares, $.001 par value. The board of directors does not intend to issue any shares above its originally authorized number of 200,000,000 shares until such time as the Company obtains stockholder approval to ratify the Board's prior activities or to increase the number of authorized shares to another specified number. Total shares issued and outstanding were 190,969,124 as of December 31, 2010 and 160,054,881 as of December 31, 2009.

Preferred Stock
As of December 31, 2010 and December 31, 2009, the Company had 25,000,000 shares of preferred stock authorized, at $.001 par value and no preferred shares issued and outstanding.

Options
As of December 31, 2010 and December 31, 2009, no options to purchase common stock of the Company were issued and outstanding.

Warrants
As of December 31, 2010 and December 31, 2009, the Company has -0- and 600,000 common stock warrants outstanding respectively at the end of each period.

The following represents the stock warrant activity during the year ended December 31, 2009 and year ended December 31, 2010:

		Weighted
		Average
	Warrants	Price
Balance, 12/31/08	800,000	$.001
Activity 1/1/09-12/31/09—Warrants expired	(200,000)	—
Balance 12/31/09	600,000	$.001
Activity 1/1/10-12/31/10—Warrants expired	(600,000)	—
Balance 12/31/10	-0-	$.001

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company’s executive and operations offices are located in Ft. Lauderdale, Florida.  The Company uses office space shared by its financial consultant. No rent is charged to the Company.

The Company entered into various consulting agreements related to services to be rendered by the consultants.  The agreements are on a month to month basis.

NOTE 8 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of AEN its President and former CEO of Brampton advanced the Company funds for legal and other start up costs for the Company’s operations. These advances are non-interest bearing. Total due as of December 31, 2010 and 2009 was $95,926. In addition to the prior advances an additional $90,000 of salary has been accrued. Also in January of 2011 approximately $7,000 was advanced for working capital during the month.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
Property and Equipment:	Estimated Life	December 31, 2010	December 31, 2009
Website development	5 Years	$290,927	290,927
Conference display	5 Years	-0-	8,559
Computer and software	5 Years	55,596	207,996
Installation Parts	5 Years	-0-	24,697
Leasehold improvements	2 Years	-0-	6,445
Furniture	5 Years	-0-	10,225
Total Property and Equipment		$346,473	548,849
Accumulated Depreciation		(263,918)	(310,756)
Total Property and Equipment, Net		$82,555	238,093

NOTE 10   NOTES PAYABLE

On December 24, 2009, the Company completed an offering with certain private investors, pursuant to a subscription agreement for an aggregate purchase price of $220,000 consisting of an aggregate of $220,000 in 10% Promissory Notes. The Notes are due in December 2010. Interest was prepaid to each investor upon issuance of each Note. Interest expense for the three and nine months ended December 31, 2010 and 2009 totaled $0.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In consideration for the purchase of the 10% Promissory Notes, each investor received 50 shares of $.001 par value common stock for each dollar subscribed for an aggregate issuance of 11,000,000 shares.  The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in January of 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and nine months ended December 31, 2010 totaled $55,000 and $165,000 respectively.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $250,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in April 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and nine months ended December 31, 2010 totaled $62,500 and $125,000 respectively.

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

NOTE 11:  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through May 15, 2011 for appropriate accounting and disclosures.

In January 2011, Bryan Norcross resigned from the Board and as Principal Executive Officer. In May 2011, Joseph Giuliano, our Principal Financial Officer, was elected Principal Executive Officer. These events have once again created a material weakness due to improper segregation of duties. In the event additional capital is raised, the Company will seek to hire additional management to segregate the positions of Principal Executive Officer and Principal Accounting Officer.

On May 13, 2011, the Company entered into an agreement with MRP LLC which has resulted in a change in control.  Recently, the Company's board approved an exchange for services rendered, the issuance of Series 1 Preferred Stock convertible into an aggregate of 12 million shares of Common Stock. In connection with this transaction, Janis Farnham, Bryan Janeczko, Robert Wildberger and Brad Hacker received Series 1 Preferred Stock convertible into 9,500,000 shares, 750,000 shares, 750,000 shares and 1,000,000 shares of Common Stock, respectively, subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares. The securities issued to Janis Farnham were partially in consideration of her waiving $90,000 in accrued consulting fees, Joseph Emas agreed to exchange 1,949,124 shares of Common Stock for Series 1 Preferred Stock convertible into 1,949,124 shares. The Preferred Stock has the voting rights equal to the number of shares of Common Stock into which they are convertible.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In May 2011, the Company issued 11 million shares of its Common Stock in exchange for the conversion of $220,000 in principal debt which was invested in the Company in December 2009.

On May 13, 2011, the Company entered into an agreement with MRP LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above. The agreement with MRP also included various professionals releasing the Company from various obligations to pay for services that were in arrears. It also included certain releases among the parties to the agreement.