Form 10-Q
period 2011-03-31
BRAMPTON CREST INTERNATIONAL INC
filed 2011-05-23
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

Commission File No. 000-1321002

BRAMPTON CREST INTERNATIONAL INC.
(Name of small business issuer in its charter)

Nevada	30-0286164
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	identification No.)

3107 Stirling Road, Suite 201, Fort Lauderdale, FL	33312
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number:  (954) 374-0555

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non–Accelerated filer  ☐  Small Reporting Registrant  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 23, 2011
Common stock, $0.001 par value	200,000,000

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
		(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,308	$1,693
Accounts Receivable	-	-
Total Current Assets	4,308	1,693

PROPERTY AND EQUIPMENT, net	72,555	82,555
Other Assets:
Deposits and Prepaid Expenses	-	-
TOTAL ASSETS	$76,863	$84,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable	$176,030	$117,127
Accrued Expenses	-	-
Due to Related Party	95,926	95,926
Current Portion of Notes Payable	-	407,500
Total Current Liabilities	271,956	620,553
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; 300,000,000 shares authorized, 264,000,000 shares and -0- shares issued and outstanding as of March 31, 2011 and December 31, 2010	20	20
Common stock, $.001 par value; 950,000,000 shares authorized, 190,949,124 and 200,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009 (respectively)	200,000	190,609
Additional Paid in Capital	15,241,933	14,771,933
Accumulated Deficit	(15,637,046)	(15,498,867)
TOTAL STOCKHOLDERS' DEFICIENCY	(195,093)	(536,305)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)	$76,863	$84,248

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
Revenue	$1,211	$32
Cost of Sales	-	-
Gross Profit	1,211	32

Selling, General and Administrative Expenses	76,892	285,734

Loss from Operations	(75,681)	(285,702)

Other Income (Expense)
Impairment of Assets	-	-
Interest Expense	(62,500)	(55,000)
Interest Income	2	151

Total Other Income (Expense)	(62,498)	(54,849)

Loss Before Income Taxes	(138,179)	(340,551)

Income Tax Benefit	-	-

Net Loss	$(138,179)	$(340,551)

Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding -Basic and Diluted	200,000,000	160,054,881

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(138,179)	$(340,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,000	30,000
Impairment of Fixed Assets	-	-
Amortization of Note Discount	62,500	55,000
Stock Issued for services rendere	-	-
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	-	10,000
Prepaid Expenses and Deposits	-	714
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	58,903	90,789
Net Cash Used In Operating Activities	(6,776)	(154,048)
Cash Flows from Investing Activities
Marketable Securities redeemed (purchased)	-	-
Fixed Assets Purchased	-	(1,250)
Net Cash (Used In) Provided by Investing Activities	-	(1,250)
Cash Flows from Financing Activities
Private Placement-Net of expenses	-	-
Stock Issued for Note Payable	9,391	-
Net Cash Provided by (Used In) Financing Activities	9,391	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	2,615	(155,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,693	165,101
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,308	$9,803
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

NOTE 2     GOING CONCERN ISSUES

The Company had losses from continuing operations of $75,861, during the year ended March 31, 2011. At March 31, 2011, the Company had negative working capital of $195,093. The Company had cash and marketable securities on hand of $4,308 at March 31, 2011 which is not sufficient to meet our current cash requirements for the next twelve months.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2010 and March 31, 2011, the Company had cash equivalents in the amount of approximately $1,693 and $4,308, respectively, all in low risk investments.

ACCOUNTS RECEIVABLE

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company had accounts receivable of $0 at March 31, 2011 and December 31, 2010.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2011 and 2009 there were no impairments of long-lived assets.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2011. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2011.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2011 and December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of March 31, 2011 and December 31, 2010, there were no uninsured balances. The company has not experienced any losses in such accounts.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the nine months ended March 31, 2011 and 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

	Year Ended	Year Ended
	December 31,	March 31,
	2010	2011
Convertible Debt to Common Stock	61,000,000	61,000,000
Preferred Shares to Common Stock	1,549,124	1,549,124
Warrants	-0-	-0-
Total	62,549,124	62,549,124

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

For the nine months ended March 31, 2011 and December 31, 2010, the Company did not grant any stock options.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

SEGMENT INFORMATION

The Company operates two business operations within its two subsidiaries, America’s Emergency Network, Inc. (“AEN”) and Laurentian Peak Capital Group. In 2010 and 2011, all of the Company’s operations were in AEN, which is the material segment. Laurentian’s business was inactive in 2009 and 2010, and its operation are not materially considered in management’s decision making. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Accordingly, the Company does not have separately reportable segments.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company adopted this ASU beginning with its annual reporting period ended March 31, 2011. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

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

In April 2010, the FASB issued ASU 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.”  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company adopted these amendments in the third year of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which  provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010 with prospective application.  Early adoption is permitted with specific provisions.  The Company adopted these amendments in the third year of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The Company adopted these amendments in the third year of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

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

In September 2009, the FASB issued ASU 2009-13 (Topic 605-25), “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted these amendments in the third year of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on March 31, 2011 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

NOTE 4 INCOME TAXES

As of March 31, 2011 and December 31,  2010 the Company had Federal and state net operating losses of approximately $14,200,000 and $13,200,000, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:
	December 31,2010	March 31, 2011
Deferred tax asset due net operating losses	$4,985,000	$5,010,000

Less: Valuation allowance	(4,985,000)	(5,010,000)
Net deferred tax asset	$-0-	$-0-

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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
Asset
Cash and Cash Equivalents:
Money market	$1,693	$1,693	—	—
Marketable securities:
Mutual Funds
Preferred/Fixed
Rate Cap
Securities
Total assets	$1,693	$1,693	—	—

		Fair value measurement at reporting date using
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents:
Money market	$4,308	$4,308	—	—

No other than temporary impairment were recognized for the year ended March 31, 2011 and the year end December 31, 2010.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

Effective March 4, 2010, Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis J. Farnham were appointed as members of the Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or their respective earlier death, resignation or removal from office. Commiserate with their appointment, each of Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis Farnham, were granted 250,000 shares of our company Common Stock.  In addition, Joseph I. Emas resigned as a member of the Board of Directors.  In appreciation of his contributions to the Company outside of legal services, Mr. Emas was granted 1,000,000 shares of our company’s Common Stock. The Company recorded directors’ fees of $29,400 for the nine months ended March 31, 2011 for this issuance of shares. The shares were issued in May 2010.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Common Stock
The Company had 200,000,000 shares of Common Stock, $.001 par value, authorized prior to increasing its authorized shares through board approval on October 31, 2007 to 950,000,000 shares, $.001 par value. The board of directors does not intend to issue any shares above its originally authorized number of 200,000,000 shares until such time as the Company obtains stockholder approval to ratify the Board's prior activities or to increase the number of authorized shares to another specified number. Total shares issued and outstanding were 200,000,000 as of March 31, 2011.

Preferred Stock
As of March 31, 2011 and December 31, 2010, the Company had 25,000,000 shares of preferred stock authorized, at $.001 par value and no preferred shares issued and outstanding.

Options
As of March 31, 2011 and December 31, 2010, no options to purchase common stock of the Company were issued and outstanding.

Warrants
As of March 31, 2011 and December 31, 2010, the Company has -0- common stock warrants outstanding respectively at the end of each period.

The following represents the stock warrant activity during the year ended December 31, 2010 and year ended March 31, 2011:

		Weighted
		Average
	Warrants	Price
Balance, 12/31/08	800,000	$.001
Activity 1/1/09-12/31/09—Warrants expired	(200,000)	—
Balance 12/31/09	600,000	$.001
Activity 1/1/10-12/31/10—Warrants expired	(600,000)	—
Balance 12/31/10	-0-	$.001
Activity 1/1/11-3/31/11—Warrants expired	-0-	—
Balance 3/31/10	-0-	$.001

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company’s executive and operations offices are located in Ft. Lauderdale, Florida.  The Company pays uses officer space occupied by one of its financial consultants. No rent is charged for use of the office space.

The Company entered into various consulting agreements related to services to be rendered by the consultants.  The agreements are on a month to month basis.

NOTE 8 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of AEN its President and former CEO of Brampton advanced AEN funds for legal and other start up costs for AEN's operations. These advances are non-interest bearing. Total due as of March 31, 2011 and  December 31, 2010 was $95,926. In addition to the prior advances an additional $90,000 of salary has been accrued by AEN. Also, in January 2011, approximately $7,000 was advanced to the Company for working capital during the month.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
Property and Equipment:	Estimated Life	March 31, 2011	December 31, 2010
Website development	5 Years	$290,927	290,927
Conference display	5 Years	-0-	8,559
Computer and software	5 Years	55,596	207,996
Installation Parts	5 Years	-0-	24,697
Leasehold improvements	2 Years	-0-	6,445
Furniture	5 Years	-0-	10,225
Total Property and Equipment		$346,473	548,849
Accumulated Depreciation		(273,918)	(310,756)
Total Property and Equipment, Net		$82,555	238,093

NOTE 10   NOTES PAYABLE

On December 24, 2009, the Company completed an offering with certain private investors, pursuant to a subscription agreement for an aggregate purchase price of $220,000 consisting of an aggregate of $220,000 in 10% Promissory Notes. The Notes were due in December 2010. Interest was prepaid to each investor upon issuance of each Note. Interest expense for the three and nine months ended March 31, 2011 and 2009 totaled $0.

In consideration for the purchase of the 10% Promissory Notes, each investor received 50 shares of $.001 par value common stock for each dollar subscribed for an aggregate issuance of 11,000,000 shares.  The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in January of 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and nine months ended March 31, 2011 totaled $55,000 and $165,000 respectively.

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

On April 14, 2010, Paul Michelin and Louisa Michelin (collectively the "Investor") agreed to purchase $250,000 of five-year Debentures convertible at any time at a rate of $.005 per share into a maximum of 50,000,000 shares of the Company's Common Stock equivalent to 20.8% of the Company's outstanding shares based upon 190,119,191 shares outstanding at the present date before giving effect to the possible conversion of the debentures into 50,000,000 shares, which would bring the outstanding shares to 240,119,191 shares if converted in full. The Subscription Agreement provides for the Investor to have the right to appoint up to three members of the Board of Directors. It also provides that the Company shall make available to its subsidiary, America's Emergency Network, Inc. ("AEN"), not greater than $20,000 per month for its operational expenses, except that for the period representing April 2010 and May 2010, the Company shall make available $20,000 per month for AEN operational expenses. The Subscription Agreement also provides that from June 2010 forward, AEN shall notify the Investor as to the amount of the required funds and its purpose and that the Investor  shall have the right to approve or disapprove of said disbursements, it being understood that Investor's approval shall not be unreasonably withheld. Management of the Company has concluded that the foregoing transaction may have resulted in a change of control of the Company. Further, Company will, subject to continuing confirmation of Accredited Investor Status, accept subscriptions of $250,000 every ninety (90) days following the initial investment, until the full Offering amount (i.e. totaling $1,500,000) is satisfied or the Company, in its sole discretion, terminates the Offering. The Company has the right, in its sole discretion, to not accept a Tranche provided the Company provides written notice to the Investor, not less than five days prior to the expiration of the 90 day period of a Tranche, of not accepting the Tranche.  Unaccepted Tranches are not cumulative unless agreed to in writing by the Investor.  In May 2011, the parties executed an agreement which released the Michelins from any obligation to pay Brampton the additional $1,250,000 in subscriptions. See "Note 11."

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $250,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in April 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and nine months ended March 31, 2011 totaled $62,500 and $125,000 respectively.

The offering was made in reliance upon the exemption provided by Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, for a transaction not involving a public offering and pursuant to Rule 506 of Regulation D promulgated thereunder.

NOTE 11:  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through May 22, 2011 for appropriate accounting and disclosures.

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

On May 13, 2011, the Company entered into an agreement with MRP Group LLC which has resulted in a change in control.  In December 2010 and May 2011, the Company's board approved an exchange for services rendered, the issuance of Series 1 Preferred Stock convertible into an aggregate of 12 million shares of Common Stock. In connection with this transaction, Janis Farnham, Bryan Janeczko, Robert Wildberger and Brad Hacker received Series 1 Preferred Stock convertible into 9,500,000 shares, 750,000 shares, 750,000 shares and 1,000,000 shares of Common Stock, respectively, subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares. The securities issued to Janis Farnham were partially in consideration of her waiving $90,000 in accrued salary. Also, Joseph Emas agreed to exchange 1,949,124 shares of Common Stock for Series 1 Preferred Stock convertible into 1,949,124 shares. The Preferred Stock has the voting rights equal to the number of shares of Common Stock into which they are convertible.

In May 2011, the Company issued 11 million shares of its Common Stock in exchange for the conversion of $220,000 in principal debt which was invested in the Company in December 2009.

On May 13, 2011, the Company entered into an agreement with MRP Group LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above. The agreement with MRP also included various professionals releasing the Company from various obligations to pay for services that were in arrears. It also included certain releases among the parties to the agreement and it released the Michelins from any obligation to pay the remaining $1,250,000 due under their subscription agreement..

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for its fiscal year ended December 31, 2010.

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating  cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements can be found in the Risk Factors under "Item 1.A" of our Form 10-K for the fiscal year ended December 31, 2010.

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

The Company requires additional financing as described under "Item -1A-Risk Factors" in our form 10-K for the fiscal year ended December 31, 2010, to sustain and grow the AEN business and to hire qualified management and employees to execute our business plan. We can provide no assurances that additional financing will be obtained to grow the AEN business on terms satisfactory to us, if at all. In the absence of such additional financing, the Company will seek to establish or acquire other business opportunities and to obtain financing for same.  In such event, the Company may be required to sell or shut down the AEN operations. We can provide no assurances that a new business can be established or acquired or that additional financing for any such new business opportunity or acquisition will be available on terms satisfactory to us, if at all.  In the event that the decision is made to sell the AEN business or to cease its operations, we can provide no assurances that the Company will realize any substantial sums of money from the sale of any such business.

Recent Sales of Securities

On May 13, 2011, the Company entered into an agreement with MRP Group LLC as described below which has resulted in a change in control.  In December 2010 and May 2011, the Company's board approved an exchange for services rendered, the issuance of Series 1 Preferred Stock convertible into an aggregate of 12 million shares of Common Stock. In connection with this transaction, Janis Farnham, Bryan Janeczko, Robert Wildberger and Brad Hacker received Series 1 Preferred Stock convertible into 7,500,000 shares, 750,000 shares, 750,000 shares and 1,000,000 shares of Common Stock, respectively, subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares. Also, Joseph Emas agreed to exchange 1,949,124 shares of Common Stock for Series 1 Preferred Stock convertible into 1,949,124 shares. The Preferred Stock has the voting rights equal to the number of shares of Common Stock into which they are convertible.

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

Changes in Control of Registrant.

On May 13, 2011, the Company entered into an agreement with MRP Group LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and J. Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed basis for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above.  The agreement of May 13, 2011 also released the Michelins from any obligation to invest an additional $1,250,000 pursuant to a subscription agreement dated April 2010.

The offer and sale of shares of our securities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) no finder's fees were paid.

RESULTS OF OPERATIONS

     Quarter Ended March 31, 2011, Compared to Quarter Ended March 31, 2010

Sales increased to $1,211 for the quarter ended March 31, 2011 as compared to $32 for the quarter ended March 31, 2010. The increase was due to revenue received from contracts related to its AEN operations

Selling, General, and Administrative Expenses decreased to $76,892 for the quarter ended March 31, 2011 as compared to $285,734 for the quarter ended March 31, 2010. The decrease is due to limited operations within the Company and reduction of personnel during the quarter.

Current Assets

Cash and cash equivalents increased to $4,308 on March 31, 2011 as compared to  $1,693 on December 31, 2010, primarily as a result of lack of capital resources and the need to raise additional financing.

Liabilities

Current Liabilities changed to $271,956 at March 31, 2011 as compared to $620,553 at December 31, 2010, due to advances received to pay for operating costs.  See Liquidity and Capital resources for further information on notes payable and private placements.

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

On May 13, 2011, the Company entered into an agreement with MRP Group LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and J. Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above.

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

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, management concluded that these disclosure controls and procedures were not effective at March 31, 2011, due to inadequate segregation of duties or our Principal Executive Officer and Principal Financial Officer.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of March 31, 2011 due to inadequate segregation of duties by our Principal Executive Officer and Principal Financial Officer. There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the resignation of Bryan Norcross as Principal Executive Officer and Joseph Giuliano assuming Mr. Norcross' responsibilities subsequent to his resignation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2011, the Company entered into an agreement with MRP LLC as described below which has resulted in a change in control.  In December 2010, the Company's board approved an exchange for services rendered, the issuance of Series 1 Preferred Stock convertible into an aggregate of 12 million shares of Common Stock. In connection with this transaction, Janis Farnham, Bryan Janeczko, Robert Wildberger and Brad Hacker received Series 1 Preferred Stock convertible into 9,500,000 shares, 750,000 shares, 750,000 shares and 1,000,000 shares of Common Stock, respectively, subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares. Also, Joseph Emas agreed to exchange 1,949,124 shares of Common Stock for Series 1 Preferred Stock convertible into 1,949,124 shares. The Preferred Stock has the voting rights equal to the number of shares of Common Stock into which they are convertible.

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

Changes in Control of Registrant.

On May 13, 2011, the Company entered into an agreement with MRP LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed basis for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above. The agreement of May 13, 2011 also released the Michelins from any obligation to invest an additional $1,250,000 pursuant to a subscription agreement dated April 2010.

The offer and sale of shares of our securities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) no finder's fees were paid

Stock Repurchases

In the three months ended March 31, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   Reserved.

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

BRAMPTON CREST INTERNATIONAL INC.

Date: May 23, 2011	By: /s/ Joseph Giuliano
Joseph Giuliano
Principal Executive Officer and Principal Financial Officer