Form 10-Q
period 2011-06-30
BRAMPTON CREST INTERNATIONAL INC
filed 2011-08-19
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non–Accelerated filer  ☐  Small Reporting Registrant  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2011
Common stock, $0.001 par value	200,000,000

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
		(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$477	$1,693
Accounts Receivable	-	-
Total Current Assets	477	1,693

PROPERTY AND EQUIPMENT, net	22,555	82,555
Other Assets:
Deposits and Prepaid Expenses	-	-
TOTAL ASSETS	$23,032	$84,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable	$118,347	$117,127
Accrued Expenses	96,668	-
Due to Related Party	95,926	95,926
Current Portion of Notes Payable	268,108	407,500
Total Current Liabilities	579,049	620,553
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; 300,000,000 shares authorized, 264,000,000 shares and -0- shares issued and outstanding as of March 31, 2011 and December 31, 2010	20	20
Common stock, $.001 par value; 950,000,000 shares authorized, 190,949,124 and 200,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010 (respectively)	200,000	190,609
Additional Paid in Capital	14,911,325	14,771,933
Accumulated Deficit	(15,667,362)	(15,498,867)
TOTAL STOCKHOLDERS' DEFICIENCY	(556,017)	(536,305)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)	$23,032	$84,248

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$813	$-	$2,024	$32
Cost of Sales	-	-	-	-
Gross Profit	813	-	2,024	32

Selling, General and Administrative Expenses	31,131	247,744	108,023	533,478

Loss from Operations	(30,318)	(247,744)	(105,999)	(533,446)

Other Income (Expense)
Impairment of Assets	-	-	-	-
Interest Expense	-	(121,500)	(62,500)	(176,500)
Interest Income	2	1	4	152

Total Other Income (Expense)	2	(121,499)	(62,496)	(176,348)

Loss Before Income Taxes	(30,316)	(369,243)	(168,495)	(709,794)

Income Tax Benefit	-	-	-	-

Net Loss	$(30,316)	$(369,243)	$(168,495)	$(709,794)

Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding -Basic and Diluted	200,000,000	182,772,846	200,000,000	170,254,619

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(168,495)	$(709,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,000	60,000
Impairment of Fixed Assets	-	-
Amortization of Note Discount	-	172,500
Stock Issued for services rendere	-	427,245
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	-	10,000
Prepaid Expenses and Deposits	-	714
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	97,888	(234,050)
Net Cash Used In Operating Activities	(10,607)	(273,385)
Cash Flows from Investing Activities
Marketable Securities redeemed (purchased)	-	(75,020)
Fixed Assets Purchased	-	(1,250)
Net Cash (Used In) Provided by Investing Activities	-	(76,270)
Cash Flows from Financing Activities
Private Placement-Net of expenses	-	250,000
Stock Issued for Note Payable	9,391	-
Net Cash Provided by (Used In) Financing Activities	9,391	250,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,216)	(99,655)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,693	165,101
CASH AND CASH EQUIVALENTS, END OF PERIOD	$477	$65,446
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$4,000.00
Income taxes paid during the period	$-	$-

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

America's Emergency Network is designed to link Emergency Operations Centers (EOC's) in cities, towns, counties, school boards, and other government entities with the general public, media outlets, first responders, and other government agencies by syndicating live video streams to subscribing media websites. The system is designed to send live and recorded video feeds of news briefings by emergency coordinators or other public officials issued at any government facility in any location over the internet to the public and the media instantly. The design of the system envisions a satellite component so it will continue to operate before and after disasters, even when telephone, cell phone, and terrestrial internet systems have failed. In addition, during short-fuse emergencies (tanker accidents, bio-hazards, etc.), America's Emergency Network is designed to provide an instant-communications link directly to all subscribing media outlets. In the event that AEN is deployed nationally, critical information would reach the public much sooner since all subscribing media outlets would receive the video feeds at once.

AEN has marketed its video-syndication service, including live and recorded information on hurricane activity, to television and newspaper websites across the country through a third-party.  In addition video feeds are distributed on iPhone apps sold through third-party marketing efforts.

NOTE 2     GOING CONCERN ISSUES

The Company had losses from continuing operations of $75,861, during the year ended June 30, 2011. At June 30, 2011, the Company had negative working capital of $618,572. The Company had cash and marketable securities on hand of $477 at June 30, 2011 which is not sufficient to meet our current cash requirements for the next twelve months.

The Company expects to incur additional losses unless sufficient sales of its products are achieved.  The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2010 and June 30, 2011, the Company had cash equivalents in the amount of approximately $1,693 and $477, respectively, all in low risk investments.

ACCOUNTS RECEIVABLE

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company had accounts receivable of $0 at June 30, 2011 and December 31, 2010.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2011 and 2009 there were no impairments of long-lived assets.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2011. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2011.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740"). Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2011 and December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of June 30, 2011 and December 31, 2010, there were no uninsured balances. The company has not experienced any losses in such accounts.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the nine months ended June 30, 2011 and 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

	Year Ended	Year Ended
	December 31,	June 30,
	2010	2011
Convertible Debt to Common Stock	61,000,000	61,000,000
Preferred Shares to Common Stock	1,549,124	1,549,124
Warrants	-0-	-0-
Total	62,549,124	62,549,124

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

For the six months ended June 30, 2011 and 2010, the Company did not grant any stock options.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company adopted this ASU beginning with its annual reporting period ended June 30, 2011. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on June 30, 2011 with certain other additional disclosures that will be effective on June 30, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

NOTE 4 INCOME TAXES

As of June 30, 2011 and December 31,  2010 the Company had Federal and state net operating losses of approximately $14,200,000 and $13,200,000, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:
	December 31,2010	June 30, 2011
Deferred tax asset due net operating losses	$4,985,000	$5,010,000

Less: Valuation allowance	(4,985,000)	(5,010,000)
Net deferred tax asset	$-0-	$-0-
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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$1,693	$1,693	—	—
Total assets	$1,693	$1,693	—	—

		Fair value measurement at reporting date using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and Cash Equivalents:
Money market	$477	$477	—	—

No other than temporary impairment were recognized for the year ended June 30, 2011 and the year end December 31, 2010.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Effective March 4, 2010, Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis J. Farnham were appointed as members of the Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or their respective earlier death, resignation or removal from office. Commiserate with their appointment, each of Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis Farnham, were granted 250,000 shares of our company Common Stock.  In addition, Joseph I. Emas resigned as a member of the Board of Directors.  In appreciation of his contributions to the Company outside of legal services, Mr. Emas was granted 1,000,000 shares of our company’s Common Stock. The Company recorded directors’ fees of $29,400 for the six months ended June 30, 2011 for this issuance of shares. The shares were issued in May 2010.

On May 5, 2010, certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees totaling $427,245 due to them into 28,894,243 shares of common stock at a conversion price of $.0147 per share. The board of directors selected a committee to calculate and determine the conversion price. The conversion price was calculated by taking the average price of the last 90 days up to June 30, 2010 as a basis number and factoring in timing circumstances for the money that was owed to them.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

On May 13, 2011, the Company entered into an agreement with MRP Group LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above. The agreement with MRP also included various professionals releasing the Company from various obligations to pay for services that were in arrears. It also included certain releases among the parties to the agreement and it released the Michelins from any obligation to pay the remaining $1,250,000 due under their subscription agreement.

Common Stock
The Company had 200,000,000 shares of Common Stock, $.001 par value, authorized prior to increasing its authorized shares through board approval on October 31, 2007 to 950,000,000 shares, $.001 par value. The board of directors does not intend to issue any shares above its originally authorized number of 200,000,000 shares until such time as the Company obtains stockholder approval to ratify the Board's prior activities or to increase the number of authorized shares to another specified number. Total shares issued and outstanding were 200,000,000 as of June 30, 2011.

Preferred Stock
As of June 30, 2011 and December 31, 2010, the Company had 25,000,000 shares of preferred stock authorized, at $.001 par value and 20 preferred shares issued and outstanding.

Options
As of June 30, 2011 and December 31, 2010, no options to purchase common stock of the Company were issued and outstanding.

Warrants
As of June 30, 2011 and December 31, 2010, the Company has -0- common stock warrants outstanding respectively at the end of each period.

The following represents the stock warrant activity during the year ended December 31, 2010 and year ended June 30, 2011:

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

		Weighted
		Average
	Warrants	Price
Balance, 12/31/08	800,000	$.001
Activity 1/1/09-12/31/09—Warrants expired	(200,000)	—
Balance 12/31/09	600,000	$.001
Activity 1/1/10-12/31/10—Warrants expired	(600,000)	—
Balance 12/31/10	-0-	$.001
Activity 1/1/11-6/30/11—Warrants expired	-0-	—
Balance 6/30/11	-0-	$.001

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of AEN its President and former CEO of Brampton advanced AEN funds for legal and other start up costs for AEN's operations. These advances are non-interest bearing. Total due as of June 30, 2011 and  December 31, 2010 was $95,926. In addition to the prior advances an additional $90,000 of salary has been accrued by AEN. Also, in January 2011, approximately $7,000 was advanced to the Company for working capital during the month.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	June 30, 2011	December 31, 2010
Website development	5 Years	$290,927	290,927
Conference display	5 Years	-0-	8,559
Computer and software	5 Years	55,596	207,996
Installation Parts	5 Years	-0-	24,697
Leasehold improvements	2 Years	-0-	6,445
Furniture	5 Years	-0-	10,225
Total Property and Equipment		$346,473	548,849
Accumulated Depreciation		(323,918)	(310,756)
Total Property and Equipment, Net		$22,555	238,093

NOTE 10   NOTES PAYABLE

On December 24, 2009, the Company completed an offering with certain private investors, pursuant to a subscription agreement for an aggregate purchase price of $220,000 consisting of an aggregate of $220,000 in 10% Promissory Notes. The Notes were due in December 2010. Interest was prepaid to each investor upon issuance of each Note. Interest expense for the three and nine months ended June 30, 2011 and 2009 totaled $0.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

In consideration for the purchase of the 10% Promissory Notes, each investor received 50 shares of $.001 par value common stock for each dollar subscribed for an aggregate issuance of 11,000,000 shares.  The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in January of 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and nine months ended June 30, 2011 totaled $55,000 and $165,000 respectively.

In the event the notes become due and payable and the Company has not made payment under the notes, causing there to be an event of default, the Company at its sole discretion may retire the notes through the issuance and delivery of 50 shares of Common Stock for each dollar of principal outstanding. Since interest was prepaid to each investor, no interest will be payable to the noteholders at maturity.  If the noteholders are not repaid at the date of maturity, however, interest will accrue on the outstanding balance at a rate of 1.5% per month.  Subsequently, the notes were retired in exchange for 11,000,000 shares.

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

The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $250,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in April 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and nine months ended June 30, 2011 totaled $62,500 and $125,000 respectively.

The offering was made in reliance upon the exemption provided by Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, for a transaction not involving a public offering and pursuant to Rule 506 of Regulation D promulgated thereunder.

On May 13, 2011, the Company entered into an agreement with MRP Group LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and J. Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed basis for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above.  The agreement of May 13, 2011 also released the Michelins from any obligation to invest an additional $1,250,000 pursuant to a subscription agreement dated April 2010. As of June 30, 2011 approximately $18,000 has been paid to the Company.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 11:  OTHER EVENTS

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

On May 16, 2011 and May 24, 2011, Bryan Janeczeko and Janis Farnham, respectively, resigned from the Board of Directors.

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

Changes in Control of Registrant.

On May 13, 2011, the Company entered into an agreement with MRP Group LLC ("MRP"), a newly formed company which is currently owned and controlled by Murray Bacal, Paul Michelin and J. Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed basis for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above.  The agreement of May 13, 2011 also released the Michelins from any obligation to invest an additional $1,250,000 pursuant to a subscription agreement dated April 2010. As of June 30, 2011 approximately $18,000 has been paid to the Company.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2011, Compared Three and Six Months Ended June 30, 2010

Sales increased to $2,024 for the six months nded June 30, 2011 as compared to $32 for the six months ended June 30, 2010. The increase was due to revenue received from contracts related to its AEN operations

Selling, General, and Administrative Expenses decreased to $108,023 for the six months ended June 30, 2011 as compared to $533,478 for the six months ended June 30, 2010. The decrease is due to limited operations within the Company and reduction of personnel during the quarter.

Sales increased to $813 for the three months ended June 30, 2011 as compared to $-0- for the three months ended June 30, 2010. The increase was due to revenue received from contracts related to its AEN operations

Selling, General, and Administrative Expenses decreased to $31,131 for the three months ended June 30, 2011 as compared to $247,744 for the three months ended June 30, 2010. The decrease is due to limited operations within the Company and reduction of personnel during the quarter.

Current Assets

Cash and cash equivalents decreased to $477 on June 30, 2011 as compared to $1,693 on December 31, 2010, primarily as a result of lack of capital resources and the need to raise additional financing.

Liabilities

Current Liabilities changed to $619,049 at June 30, 2011 as compared to $620,553 at December 31, 2010.  See Liquidity and Capital resources for further information on notes payable and private placements.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, management concluded that these disclosure controls and procedures were not effective at June 30, 2011, due to inadequate segregation of duties or our Principal Executive Officer and Principal Financial Officer.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of June 30, 2011 due to inadequate segregation of duties by our Principal Executive Officer and Principal Financial Officer. There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the resignation of Bryan Norcross as Principal Executive Officer and Joseph Giuliano assuming Mr. Norcross' responsibilities subsequent to his resignation.

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

Stock Repurchases

In the six months ended June 30, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	Reserved.

ITEM 5. OTHER INFORMATION

On May 16, 2011 and May 24, 2011, Bryan Janeczeko and Janis Farnham, respectively, resigned from the Board of Directors.

ITEM 6. EXHIBITS

The following exhibits are filed herewith.

Exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, Florida, on November 15, 2010.

BRAMPTON CREST INTERNATIONAL INC.

Date: August 19, 2011	By: /s/ Joseph Giuliano
Joseph Giuliano
Principal Executive Officer and Principal Financial Officer