Form 10-Q
period 2011-09-30
BRAMPTON CREST INTERNATIONAL INC
filed 2011-11-21
CIK 1321002

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non–Accelerated filer  ☐  Small Reporting Registrant  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2011
Common stock, $0.001 par value	200,000,000

EXPLANATORY NOTE

Our AEN subsidiary currently has one client utilizing the emergency network notification system and has been paying on behalf of AEN approximately $500 per month of expenses related to operating the system. The Company currently has no employees or other personnel devoted toward obtaining other clients to utilize the system. Accordingly the company has concluded that due to its nominal operations and nominal assets it may be deemed to be a shell Company under Rule 12b-2.

It is expected that AEN’s current customer will cease utilizing the system at the end of the current hurricane season, which is November 30, 2011. No assurance can be given that the Company in the future will have the assets or manpower necessary to maintain and upgrade its emergency network system. Or that AEN will be able to obtain new customers to utilize the system and pay for the use of the system in future operating periods.

BRAMPTON CREST INTERNATIONAL INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
		(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$1,693
Accounts Receivable	-	-
Total Current Assets	-	1,693

PROPERTY AND EQUIPMENT, net	22,555	82,555
Other Assets:
Deposits and Prepaid Expenses	-	-
TOTAL ASSETS	$22,555	$84,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable	$151,245	$117,127
Accrued Expenses	136,668	-
Due to Related Party	95,926	95,926
Current Portion of Notes Payable	268,108	407,500
Total Current Liabilities	651,947	620,553
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; 300,000,000 shares authorized, 264,000,000 shares and -0- shares issued and outstanding as of March 31, 2011 and December 31, 2010	20	20
Common stock, $.001 par value; 950,000,000 shares authorized, 190,949,124 and 200,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010 (respectively)	200,000	190,609
Additional Paid in Capital	14,911,325	14,771,933
Accumulated Deficit	(15,740,737)	(15,498,867)
TOTAL STOCKHOLDERS' DEFICIENCY	(629,392)	(536,305)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)	$22,555	$84,248

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$-	$6,214	$2,024	$6,246
Cost of Sales	-	3,107	-	3,107
Gross Profit	-	3,107	2,024	3,139

Selling, General and Administrative Expenses	73,375	266,831	181,398	800,309

Loss from Operations	(73,375)	(263,724)	(179,374)	(797,170)

Other Income (Expense)
Impairment of Assets	-	-	-	-
Interest Expense	-	(123,500)	(62,500)	(300,000)
Interest Income	2	489	4	641

Total Other Income (Expense)	2	(123,011)	(62,496)	(299,359)

Loss Before Income Taxes	(73,373)	(386,735)	(241,870)	(1,096,529)

Income Tax Benefit	-	-	-	-

Net Loss	$(73,373)	$(386,735)	$(241,870)	$(1,096,529)

Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding -Basic and Diluted	200,000,000	190,949,124	200,000,000	177,432,930

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(241,870)	$(1,096,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,000	90,000
Impairment of Fixed Assets	-	-
Amortization of Note Discount	-	290,000
Stock Issued for services rendere	-	452,745
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	-	10,000
Prepaid Expenses and Deposits	-	714
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	170,786	(126,469)
Net Cash Used In Operating Activities	(11,084)	(379,539)
Cash Flows from Investing Activities
Marketable Securities redeemed (purchased)	-	(16,621)
Fixed Assets Purchased	-	(1,250)
Net Cash (Used In) Provided by Investing Activities	-	(17,871)
Cash Flows from Financing Activities
Private Placement-Net of expenses	-	250,000
Stock Issued for Note Payable	9,391	-
Net Cash Provided by (Used In) Financing Activities	9,391	250,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,693)	(147,410)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,693	165,101
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$17,691
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$8,000.0
Income taxes paid during the period	$-	$-

See accompanying notes to the Consolidated Financial Statements

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

NOTE 2     GOING CONCERN ISSUES

The Company had losses from continuing operations of $241,870, during the year ended September 30, 2011. At September 30, 2011, the Company had negative working capital of $651,947. The Company had cash and marketable securities on hand of $-0- at September 30, 2011 which is not sufficient to meet our current cash requirements for the next twelve months.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2010 and September 30, 2011, the Company had cash equivalents in the amount of approximately $1,693 and $477, respectively, all in low risk investments.

ACCOUNTS RECEIVABLE

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company had accounts receivable of $0 at September 30, 2011 and December 31, 2010.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2011 and 2010 there were no impairments of long-lived assets.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company historically receives revenue for consulting services, video streaming services, equipment sales, and content licensing. Sales-agreement terms generally are for one year, and are renewable year to year thereafter. Revenue for consulting services is recognized as the services are provided to customers. For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers. Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company has in the past entered into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with ASC Topic 980. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2011. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2011.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The Company may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2011 and December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of September 30, 2011 and December 31, 2010, there were no uninsured balances. The company has not experienced any losses in such accounts.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the nine months ended September 30, 2011 and 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

	Year Ended	Year Ended
	December 31,	September 30,
	2010	2011
Convertible Debt to Common Stock	61,000,000	61,000,000
Preferred Shares to Common Stock	1,549,124	1,549,124
Total	62,549,124	62,549,124

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

For the nine months ended September 30, 2011 and 2010, the Company did not grant any stock options.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

SEGMENT INFORMATION

The Company has in the past operated two business operations within its two subsidiaries, America’s Emergency Network, Inc. (“AEN”) and Laurentian Peak Capital Group. In 2010 and 2011, all of the Company’s operations were in AEN, which is the material segment. Laurentian’s business was inactive in 2009 and 2010, and its operation are not materially considered in management’s decision making. The entire business is managed by a single management team that consists of the Chief Executive Officer. Accordingly, the Company does not have separately reportable segments.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company adopted this ASU beginning with its annual reporting period ended September 30, 2011. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on September 30, 2011 with certain other additional disclosures that will be effective on September 30, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

NOTE 4 INCOME TAXES

As of September 30, 2011 and December 31,  2010 the Company had Federal and state net operating losses of approximately $14,200,000 and $13,200,000, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryforwards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:
	December 31,2010	September 30, 2011
Deferred tax asset due net operating losses	$4,985,000	$5,065,000
Less: Valuation allowance	(4,985,000)	(5,065,000)
Net deferred tax asset	$-0-	$-0-

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

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset
Cash and Cash Equivalents:
Money market	$1,693	$1,693	—	—
Total assets	$1,693	$1,693	—	—

Fair value measurement at reporting date using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents:
Money market	$-0-	$-0-	—	—

No  impairment was recognized for the nine months ended September 30, 2011 and the year end December 31, 2010.

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

Pursuant to the aforementioned completed private financing transactions, we issued to U.S. Purchasers, in reliance upon the exemption provided by Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, for a transaction not involving a public offering and pursuant to Rule 506 of Regulation D promulgated there under, consisting(a) an aggregate of $170,000 in 10% Promissory Notes, due twelve months from the date of issuance; and (b) an aggregate of 8,500,000 shares of common stock of our Company. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) each of the U.S. Purchasers were accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Effective March 4, 2010, Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis J. Farnham were appointed as members of the Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or their respective earlier death, resignation or removal from office. Commiserate with their appointment, each of Robert G. Wildberger, Bryan Janeczko, Joseph J. Giuliano, and Janis Farnham, were granted 250,000 shares of our company Common Stock.  In addition, Joseph I. Emas resigned as a member of the Board of Directors.  In appreciation of his contributions to the Company outside of legal services, Mr. Emas was granted 1,000,000 shares of our company’s Common Stock. The Company recorded directors’ fees of $29,400 for the nine months ended September 30, 2011 for this issuance of shares. The shares were issued in May 2010.

On May 5, 2010, certain employees and consultants to the Company have accepted an agreement to convert accrued salaries and fees totaling $427,245 due to them into 28,894,243 shares of common stock at a conversion price of $.0147 per share. The board of directors selected a committee to calculate and determine the conversion price. The conversion price was calculated by taking the average price of the last 90 days up to September 30, 2010 as a basis number and factoring in timing circumstances for the money that was owed to them.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

On May 13, 2011, the Company entered into an agreement with MRP Group LLC ("MRP"). The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above. The agreement with MRP also included various professionals releasing the Company from various obligations to pay for services that were in arrears. It also included certain releases among the parties to the agreement and it released the Michelins from any obligation to pay the remaining $1,250,000 due under their subscription agreement.

Common Stock
The Company had 200,000,000 shares of Common Stock, $.001 par value, authorized prior to increasing its authorized shares through board approval on October 31, 2007 to 950,000,000 shares, $.001 par value. The board of directors does not intend to issue any shares above its originally authorized number of 200,000,000 shares until such time as the Company obtains stockholder approval to ratify the Board's prior activities or to increase the number of authorized shares to another specified number. Total shares issued and outstanding were 200,000,000 as of September 30, 2011.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Preferred Stock
As of September 30, 2011 and December 31, 2010, the Company had 25,000,000 shares of preferred stock authorized, at $.001 par value and 20 preferred shares issued and outstanding.

Options
As of September 30, 2011 and December 31, 2010, no options to purchase common stock of the Company were issued and outstanding.

Warrants
As of September 30, 2011 and December 31, 2010, the Company has -0- common stock warrants outstanding respectively at the end of each period.

The following represents the stock warrant activity during the year ended December 31, 2010 and year ended September 30, 2011:

		Weighted
		Average
	Warrants	Price
Balance, 12/31/08	800,000	$.001
Activity 1/1/09-12/31/09—Warrants expired	(200,000)	—
Balance 12/31/09	600,000	$.001
Activity 1/1/10-12/31/10—Warrants expired	(600,000)	—
Balance 12/31/10	-0-	$.001
Activity 1/1/11-9/30/11—Warrants expired	-0-	—
Balance 9/30/11	-0-	$.001

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company’s executive and operations offices are located in Ft. Lauderdale, Florida.  The Company uses office space occupied by one of its financial consultants. No rent is charged for use of the office space.

The Company entered into various consulting agreements related to services to be rendered by the consultants.  The agreements are on a month to month basis.

NOTE 8 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of AEN its President and former CEO of Brampton advanced AEN funds for legal and other start up costs for AEN's operations. These advances are non-interest bearing. Total due as of September 30, 2011 and  December 31, 2010 was $95,926. In addition to the prior advances an additional $90,000 of salary has been accrued by AEN. Also, in January 2011, approximately $7,000 was advanced to the Company for working capital during the month.

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
Property and Equipment:	Estimated Life	September 30, 2011	December 31, 2010
Website development	5 Years	$290,927	290,927
Conference display	5 Years	-0-	8,559
Computer and software	5 Years	55,596	207,996
Installation Parts	5 Years	-0-	24,697
Leasehold improvements	2 Years	-0-	6,445
Furniture	5 Years	-0-	10,225
Total Property and Equipment		$346,473	548,849
Accumulated Depreciation		(323,918)	(310,756)
Total Property and Equipment, Net		$22,555	238,093

NOTE 10   NOTES PAYABLE

On December 24, 2009, the Company completed an offering with certain private investors, pursuant to a subscription agreement for an aggregate purchase price of $220,000 consisting of an aggregate of $220,000 in 10% Promissory Notes. The Notes were due in December 2010. Interest was prepaid to each investor upon issuance of each Note. Interest expense for the three and nine months ended September 30, 2011 and 2009 totaled $0.

In consideration for the purchase of the 10% Promissory Notes, each investor received 50 shares of $.001 par value common stock for each dollar subscribed for an aggregate issuance of 11,000,000 shares.  The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $220,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in January of 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and nine months ended September 30, 2011 totaled $55,000 and $165,000 respectively.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The Notes were recorded at their approximate fair value at the date of the Subscription Agreement of $250,000, and a discount in the same amount was recorded against the carrying value of the notes payable.   Amortization of the discount began in April 2010 and will be charged against interest expense over the term of the notes. Amortization expense related to the discount for the three and nine months ended September 30, 2011 totaled $62,500 and $125,000 respectively.

The offering was made in reliance upon the exemption provided by Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, for a transaction not involving a public offering and pursuant to Rule 506 of Regulation D promulgated thereunder.

On May 13, 2011, the Company entered into an agreement with MRP Group LLC ("MRP"). The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed basis for its operations. The financing provided to the Company is

BRAMPTON CREST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above.  The agreement of May 13, 2011 also released the Michelins from any obligation to invest an additional $1,250,000 pursuant to a subscription agreement dated April 2010. As of September 30, 2011 approximately $18,000 has been paid to the Company by MRP.

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

On May 16, 2011 and May 24, 2011, Bryan Janeczeko and Janis Farnham, respectively, resigned from the Board of Directors.

Our AEN subsidiary currently has one client utilizing the emergency network notification system and has been paying on behalf of AEN approximately $500 per month of expenses related to operating the system. The Company currently has no employees or other personnel devoted toward obtaining other clients to utilize the system. Accordingly the company has concluded that due to its nominal operations and nominal assets it may be deemed to be a shell Company under Rule 12b-2.

It is expected that AEN’s current customer will cease utilizing the system at the end of the current hurricane season, which is November 30, 2011. No assurance can be given that the Company in the future will have the assets or manpower necessary to maintain and upgrade its emergency network system. Or that AEN will be able to obtain new customers to utilize the system and pay for the use of the system in future operating periods.

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

The video feeds sent out by government agencies are distributed to multiple websites.  On media sites (owned by newspapers, television stations, etc.), the public would be able to view the live news briefings free of charge.    In addition, the design allows video feeds to be recorded so they can be viewed after the news conferences have concluded.  In the event that  the AEN system is widely deployed, members of the public will have access to the full set of emergency information and instructions for their area (free, for a reasonable time after the event) even if they miss the live coverage.

The AEN design allows an agency to control its feeds by an easy-to-use switch control box.    Each subscribing governmental entity, big and small, would be able to feed its emergency briefings to local-media websites for distribution to the public.

AEN’s business model calls for video feeds to be distributed for free to the public on the internet via media websites, while access to “premium” content (such as broadcast-resolution video streams – whether live, recently recorded, and/or archived) would be sold on a subscription basis to television outlets and other entities.

Our AEN subsidiary currently has one client utilizing the emergency network notification system and has been paying on behalf of AEN approximately $500 per month of expenses related to operating the system. The Company currently has no employees or other personnel devoted toward obtaining other clients to utilize the system. Accordingly the company has concluded that due to its nominal operations and nominal assets it may be deemed to be a shell Company under Rule 12b-2.

It is expected that AEN’s current customer will cease utilizing the system at the end of the current hurricane season, which is November 30, 2011. No assurance can be given that the Company in the future will have the assets or manpower necessary to maintain and upgrade its emergency network system. Or that AEN will be able to obtain new customers to utilize the system and pay for the use of the system in future operating periods.

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

Changes in Control of Registrant.

On May 13, 2011, the Company entered into an agreement with MRP Group LLC ("MRP"). The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed basis for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above.  The agreement of May 13, 2011 also released the Michelins from any obligation to invest an additional $1,250,000 pursuant to a subscription agreement dated April 2010. As of September 30, 2011 approximately $18,000 has been paid to the Company.

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

RESULTS OF OPERATIONS

 Three and Nine months Ended September 30, 2011, Compared Three and Nine months Ended September 30, 2010

Sales increased to $2,024 for the nine months ended September 30, 2011 as compared to $6,246 for the nine months ended September 30, 2010. The increase was due to revenue received from contracts related to its AEN operations

Selling, General, and Administrative Expenses decreased to $181,398 for the nine months ended September 30, 2011 as compared to $800,309 for the nine months ended September 30, 2010. The decrease is due to limited operations within the Company and reduction of personnel during the quarter.

Sales decreased to $-0- for the three months ended September 30, 2011 as compared to $6,214 for the three months ended September 30, 2010. The increase was due to revenue received from contracts related to its AEN operations

Selling, General, and Administrative Expenses decreased to $73,375 for the three months ended September 30, 2011 as compared to $266,831 for the three months ended September 30, 2010. The decrease is due to limited operations within the Company and reduction of personnel during the quarter.

Current Assets

Cash and cash equivalents decreased to $-0- on September 30, 2011 as compared to $1,693 on December 31, 2010, primarily as a result of lack of capital resources and the need to raise additional financing.

Liabilities

Current Liabilities changed to $651,947 at September 30, 2011 as compared to $620,553 at December 31, 2010.  See Liquidity and Capital resources for further information on notes payable and private placements.

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

On May 13, 2011, the Company entered into an agreement with MRP Group LLC ("MRP"). The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, management concluded that these disclosure controls and procedures were not effective at September 30, 2011, due to inadequate segregation of duties or our Principal Executive Officer and Principal Financial Officer.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of September 30, 2011 due to inadequate segregation of duties by our Principal Executive Officer and Principal Financial Officer. There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the resignation of Bryan Norcross as Principal Executive Officer and Joseph Giuliano assuming Mr. Norcross' responsibilities subsequent to his resignation.

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

Changes in Control of Registrant.

On May 13, 2011, the Company entered into an agreement with MRP LLC ("MRP") by Murray Bacal, Paul Michelin and Rod Martin. The Company and MRP have agreed that MRP would invest up to $250,000 in the Company. Of the $250,000, $10,000 shall represent the purchase of Series 3 Preferred Stock which shall have the right to vote the same as Common Stock (except as otherwise provided by applicable state law) equal to 5,278,982,480 shares of Common Stock and the right to convert into 5,278,982,480 shares of Common Stock equivalent to 95% of our current issued and outstanding shares of Common Stock on a fully diluted basis after due consideration for all outstanding notes, options, warrants, shares of Common Stock and preferred stock outstanding on May 13, 2011. The foregoing conversion right is subject to an increase in the authorized number of shares of Common Stock at the next stockholder meeting to at least 6 billion shares and is further subject to adjustments for any stock splits, stock dividends, combinations, reclassifications and the like. The remaining up to $240,000 funding commitment from the Lenders shall be in the form of non-interest bearing loans repayable upon demand and shall be made available to the Company on an as needed basis for its operations. The financing provided to the Company is expected to be provided to MRP (and in turn to the Company) from the personal funds of the members of MRP. Not reflected in MRP's 95% ownership interest is that Murray Bacal currently owns and controls 25,059,568 shares and Paul Michelin and his wife, Louisa Michelin, currently own and control notes which are convertible into Series 2 Preferred Stock which are further convertible into 50,000,000 common shares as described above. The agreement of May 13, 2011 also released the Michelins from any obligation to invest an additional $1,250,000 pursuant to a subscription agreement dated April 2010.

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

Stock Repurchases

In the nine months ended September 30, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.          Reserved.

ITEM 5. OTHER INFORMATION

On May 16, 2011 and May 24, 2011, Bryan Janeczeko and Janis Farnham, respectively, resigned from the Board of Directors.

Our AEN subsidiary currently has one client utilizing the emergency network notification system and has been paying on behalf of AEN approximately $500 per month of expenses related to operating the system. The Company currently has no employees or other personnel devoted toward obtaining other clients to utilize the system.

Accordingly the company has concluded that due to its nominal operations and nominal assets it may be deemed to be a shell Company under rule 12b-2.

It is expected that AEN’s current customer will cease utilizing the system at the end of the current hurricane season, which is November 30, 2011.

No assurance can be given that the Company in the future will have the assets or manpower necessary to maintain and upgrade its emergency network system. Or that AEN will be able to obtain new customers to utilize the system and pay for the system in future operating periods.

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

BRAMPTON CREST INTERNATIONAL INC.

Date: November 18, 2011	By: /s/ Joseph Giuliano
Joseph Giuliano
Principal Executive Officer and Principal Financial Officer